Form 10-Q
period 1993-12-31
ORANGE CO INC /FL/
filed 1994-02-14
CIK 4507

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549
                                 FORM 10-Q



(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934                            (NO FEE REQUIRED)


For the Quarter Ended                              Commission File No.
  December 31, 1993                                1-6442-1

                                    OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934                            (NO FEE REQUIRED)

     For the transition period from                  to


                              ORANGE-CO, INC.
          (Exact name of registrant as specified in its charter)


                                 FLORIDA
      (State or other jurisdiction of incorporation or organization)


                                59-0918547
                   (IRS Employer Identification Number)


     2020 U.S. Highway 17 South, P. O. Box 2158, Bartow, Florida 33830
                 (Address of principal executive offices)


                              (813) 533-0551
                       (Registrant's telephone no.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  XX    No

Number of shares outstanding of common stock, $.50 par value, as of February 11, 1994: 10,298,475 shares

                                     1
PAGE

                     ORANGE-CO, INC. AND SUBSIDIARIES

                                 FORM 10-Q

                             TABLE OF CONTENTS
                                                          PAGE NO.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets
         December 31, 1993 (unaudited) and September 30, 1993 (audited). . 3

         Consolidated Statements of Operations (unaudited)
         Three Months ended December 31, 1993 and 1992 . . . . .           4

         Consolidated Statements of Cash Flows (unaudited)
         Three Months ended December 31, 1993 and 1992 . . . . .           5

         Notes to Consolidated Financial Statements (unaudited)          6-9

ITEM 2.

         Management's Discussion and Analysis of Results of Operations
         and Financial Conditions  . . . . . . . . . . . . . .         10-14

PART II. OTHER INFORMATION

         Item 6 . . . . . . . . . . . . . . . . . . . . . . . .           14

         Signatures . . . . . . . . . . . . . . . . . . . . . .           15


                                        2
PAGE

                       PART 1.  FINANCIAL INFORMATION

                        ITEM 1. FINANCIAL STATEMENTS

                      ORANGE-CO, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                         December 31,  September 30,
                                             1993          1993
ASSETS                                   (unaudited)     (audited)
Current assets:
Cash and short-term investments          $    945      $  1,071
Receivables                                 6,777         5,907
Advances on fruit purchases                 2,006         2,137
Inventories                                25,726        20,460
Prepaid and other                             189            85
                                         ---------      --------
     Total current assets                  35,643        29,660
                                         ---------      --------
Property and equipment, net                97,930        94,486
                                         ---------      --------
Other assets:
Excess of cost over net assets of
 acquired companies                        12,743        12,841
Property held for disposition               1,779         1,777
Other                                       1,236         1,038
                                         ---------     ---------
     Total other assets                    15,758        15,656
                                         ---------     ---------
     Total assets                        $149,331      $139,802
                                         =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current installments on long-term debt   $  2,178      $  2,182
Accounts payable                            3,911         3,062
Accrued liabilities                         9,459         9,839
                                         ---------     ---------
     Total current liabilities             15,548        15,083
Deferred income taxes                      18,380        17,336
Other liabilities                             274           248
Long-term debt                             25,960        19,683
                                         ---------     ---------
     Total liabilities                     60,162        52,350
                                         ---------     ---------
Stockholders' equity:
Preferred stock,$.10 par value, 10,000,000
 shares authorized; none issued               -             -
Common stock,$.50 par value, 30,000,000
 shares authorized; 10,349,399 issued.      5,175         5,175
Capital in excess of par value             71,417        71,417
Retained earnings                          13,060        11,343
                                         ---------     ---------
                                           89,652        87,935
Less:
Treasury stock, at cost:  50,924 and
 50,240 shares at December 31 and September
 30, 1993, respectively                      (483)         (483)
                                         ---------     ---------
     Total stockholders' equity            89,169        87,452
                                         ---------     ---------
     Total liabilities and
       stockholders' equity              $149,331      $139,802
                                         =========     =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                      3
PAGE

                      ORANGE-CO, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED DECEMBER 31, 1993 AND 1992
                                 (unaudited)
                  (in thousands except for per share data)

                                              1993           1992
Sales                                       $15,712        $11,897
Cost of sales                                12,057         10,340
                                            --------       --------
   Gross profit                               3,655          1,557
Other costs and expenses, net:
 Selling, general and administrative           (972)        (1,048)
 Gain on disposition of property and
  equipment                                     479             13
Other                                           -               (9)
Interest                                       (282)          (535)
                                            --------       --------
Income(loss) from continuing operations
before income taxes                           2,880            (22)
Income tax expense (benefit)                  1,139             (9)
                                            --------        -------
Net income(loss) from continuing operations   1,741            (13)

Discontinued operations:

 Net income(loss) from operations of
  discontinued Petroleum Division,
  [net of applicable income tax expense
  (benefit) of $(15), and $15]                  (24)            25

Net income                                  $ 1,717         $   12
                                            ========        =======
Net income per common and common
 equivalent shares:
 Continuing operations                     $    .17         $   -
                                           ---------        --------
 Discontinued operations                   $    -           $   -
                                           ---------        --------
Net income                                 $    .17         $   -
                                           =========        ========
Average number of common and common
 equivalent shares outstanding               10,299          10,273
                                           =========        ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                       4
PAGE

                      ORANGE-CO, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED DECEMBER 31, 1993 AND 1992
                                 (unaudited)
                               (in thousands)

                                                1993         1992
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                    $ 1,717      $    12
                                              --------     --------
 Adjustments to reconcile net income to
 net cash provided by (used for) operating
 activities:
 Depreciation and amortization                    905          787
 Deferred income taxes                          1,044            6
 (Gain) on disposition of property
  and equipment and other                        (479)          (8)
Change in assets & liabilities:
 Increase in receivables                         (870)        (284)
 Decrease in advance on fruit purchases           131           28
 (Increase) in inventory                       (5,266)      (3,435)
 (Increase) in prepaids and other                (104)         (95)
 Increase(decrease) in accounts payable
  and accrued liabilities                         469         (991)
Other, net                                       (195)          27
                                              --------      -------
Total adjustments                              (4,365)      (3,965)
                                              --------      -------
Net cash used for operating activities         (2,648)      (3,953)
                                              --------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of property & equipment        482            9
Decrease in note & mortgage receivables             1           20
Additions to property & equipment              (4,234)      (2,068)
                                              --------     --------
Net cash provided by (used for) investing
    activities                                 (3,751)      (2,039)
                                              --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from debt                              6,273        2,740
Issuance of treasury stock                        -            275
                                              --------     --------
Net cash provided by (used for) financing
   activities                                   6,273        3,015
                                              --------     --------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS      (126)      (2,977)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                    1,071        3,659
                                              --------     --------
CASH AND CASH EQUIVALENTS AT END OF           $   945      $   682
 PERIOD                                       ========     ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                       5
PAGE

                     ORANGE-CO, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1.     MANAGEMENT'S OPINION

       The Consolidated Financial Statements include the accounts of Orange-co, Inc. and Subsidiaries (the "Company"), after elimination of material intercompany accounts and transactions.

     In the opinion of the management of the Company, the accompanying financial statements reflect adjustments, consisting only of normal recurring adjustments unless otherwise disclosed,which are necessary to present fairly the financial position, results of operations and cash flows for the periods presented:

       .  Unaudited Consolidated Balance Sheet at December 31, 1993

       .  Audited Consolidated Balance Sheet at September 30, 1993

       . Unaudited Consolidated Statements of Operations and Statements of Cash Flows for the three month periods ended December 31, 1993 and 1992.

2.     NOTES PAYABLE AND LONG-TERM DEBT

       As of December 31, 1993, the Company had access to a $20 million credit facility payable in January, 1996. Accordingly, the balance at December 31, 1993 was classified as long-term. This facility is collateralized by most of the Company's current assets. The outstanding balance at December 31, 1993 was approximately $6,756,000. Due to borrowing base restrictions approximately $11,076,000 were additionally available to be borrowed under this facility. The interest rate on the facility is variable based upon the financial institution's cost of funds plus a margin with a maximum rate of prime less 1/2 of 1%.

       At December 31, 1993, the Company's outstanding long-term debt (including the $6,756,000 balance on the line of credit facility) was approximately $28,138,000, of which $2,178,000 matures in the next 12 months and the remainder matures at various times over the subsequent eighteen years.

       Interest paid, net of amounts capitalized, was approximately $239,000 and $499,000 for the three months ended December 31, 1993 and 1992, respectively. Interest capitalized was approximately $90,000 and $63,000 for the three months ended December 31, 1993 and 1992, respectively.

       Certain mortgage agreements contain loan covenants. At December 31, 1993, the Company was in compliance with its loan covenants.

3.     INVENTORIES

       The major components of inventory are summarized as follows:
                                  December 31,            September 30,
                                      1993                    1993
       Finished goods               $19,057                 $12,764
       Fruit-on-tree inventory        5,743                   6,636
       Other                            925                   1,060
                                    -------                 -------
       Total                        $25,726                 $20,460
                                    =======                 =======

                                       6
PAGE

4.   BUSINESS SEGMENT

     Segment financial data for the three months ended December 31, 1993 and
     1992, except for total assets which are as of December 31, 1993 and
     September 30, 1993, is as follows (in thousands):
                                             Petroleum
                                            and Related
                         Year       Citrus   Products      Total
     Sales               1993     $ 15,712    $3,322     $ 19,034
                         1992       11,897     3,903       15,800

     Operating
      Profit(Loss)       1993        2,683      -           2,683
                         1992          509      -             509

     Total Assets        1993      146,384    2,947       149,331
                         1993      136,783    3,019       139,802

     Depreciation and
      amortization       1993          863       42           905
                         1992          745       42           787

     Capital
      expenditures       1993        4,224       10         4,234
                         1992        2,060        8         2,068

     Intersegment sales approximate market and are not significant.

RECONCILIATION OF OPERATING PROFIT(LOSS) TO INCOME(LOSS) BEFORE INCOME TAXES:

                                Three Months        Three Months
                                   Ended               Ended
                              December 31, 1993   December 31, 1992
Operating profit                  $2,683               $ 509
Gain on disposition of property
 and equipment                       479                  13
Other                                -                    (9)
Interest                            (282)               (535)
                                  -------              ------
Income(loss) from continuing
 operations before income taxes   $2,880               $ (22)
                                  =======              ======

   During the three month period ended December 31, 1993 the Company had two customers who individually accounted for approximately 29% and 10% of total sales for the period. During the three month period ended December 31, 1992 the Company had two customers who individually accounted for approximately 35% and 13% of total sales for the period.

                                       7
PAGE

5. INCOME TAXES AND OTHER The provision for income taxes for continuing and discontinued operations for the quarters ended December 31, 1993 and 1992 is summarized as follows (in thousands):

                                   1993       1992
Current:
   Federal income tax           $   69        $12
   State income tax                 11          1
                                ------        ----
   Total                        $   80        $13
                                ------        ----
Deferred:
   Federal income tax           $  947        $(6)
   State income tax                 97         (1)
                                ------        ----
    Total                       $1,044        $(7)
                                ------        ----
   Total provision for income
    taxes                       $1,124        $ 6
                                ======        ====

   Following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 34% and the actual income tax provisions for the quarters ended December 31, 1993 and 1992 (in thousands):

                                     1993         1992
Expected income tax                $  965          $ 6
Increase(decrease) resulting from:
   State income taxes, net of
         federal tax benefit          109            6
   Loss on foreign operations          22           48
   Permanent items and other           28          (54)
                                   ------          ----
   Total provision for income
     taxes                         $1,124          $ 6
                                   ======          ====

   In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes"
(FAS No. 109). FAS No. 109 required a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of FAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   The Company adopted FAS No. 109 during the fourth quarter of fiscal 1993 and has applied the provisions of FAS No. 109 retroactively to October 1, 1990. The cumulative effect of this change of a one-time decrease in earnings of $3,444,000 was reported separately by the Company in the restated Consolidated Statement of Operations for fiscal 1991. The financial statements for fiscal 1992 and the previously reported quarterly earnings for fiscal 1993 were restated accordingly.

6. DISCONTINUED OPERATIONS During the second quarter of 1993, the Company decided to sell the Petroleum Division comprised of Frank Carroll Oil Company. This decision resulted in a charge of $513,000 during that quarter, including a write down of the operating assets to their estimated net realizable value and an accrual for operating losses through the anticipated phase-out period. These charges were disclosed on the Consolidated Statement of Operations during fiscal 1993 for the respective periods. The Consolidated Statements of Operations have been restated deleting sales, cost of sales, gross profit, selling, general and administrative
                                       8
PAGE
expenses, interest expense, and all other items of profit and loss related to the Petroleum Division from net income from continuing operations. See Note 4, for disclosure of selected components of the Petroleum Division. As of February 11, 1994 the Company had not completed the sale of this division. See Management's Discussion and Analysis, "Other Significant Events".

7. EMPLOYEE BENEFITS Certain officers and employees have employment contracts for additional retirement benefits, the cost of which is being accrued on a present value basis over the remaining term of the employment agreements. The lives of the officers and employees have been insured as a means of funding such benefits. These contracts become effective for fiscal 1994 and thereafter. The accrued liability for these additional retirement benefits at
December 31, 1993 was approximately $23,000.
                                       9
PAGE

                     ORANGE-CO, INC. AND SUBSIDIARIES
                              PART I - ITEM 2
                   Management's Discussion and Analysis
             of Financial Condition and Results of Operations

First Quarter of Fiscal 1994 versus First Quarter of Fiscal 1993

   The following is management's discussion and analysis of significant factors which have affected the Company's continuing operations during the periods included. It compares the Company's continuing operations for the quarter ended December 31, 1993 to continuing operations for the quarter ended
December 31, 1992.

   The following table reflects changes in sales, cost of sales and gross profit by product line and other changes in the Statements of Operations through net income from continuing operations. The respective periods have been restated deleting sales, cost of sales, gross profit, selling, general and administrative expenses, interest expense and all other items of profit and loss related to the Petroleum Division. Additionally, the quarter ended December 31, 1992 has been adjusted and restated to reflect the effects of retroactive implementation of FAS No. 109. (See Note 5 "Income Taxes" of the Notes to the Consolidated Financial Statements.)

Three Months Ended December 31, 1993 vs Three Months Ended December 31, 1992
                           Increases/(Decreases)
                              (in thousands)

                                       Sales     Cost of Sales     Net Change
Beverage Division  . . . . . . .      $4,014         $1,884        $ 2,130
Grove Management . . . . . . . .        (199)          (167)           (32)
                                      -------        -------       --------
Continuing operations  . . . . .      $3,815         $1,717          2,098
                                      =======        =======
Other costs and expenses, net:
 Selling, general and administrative . . .. . . . . . . . . .           76
 Gain on disposition of property and equipment  . . . . . . .          466
 Other expense  . . . . . . . . . . . . . . . . . . . . . . .            9
 Interest . . . . . . . . . . . . . . . . . . . . . . . . . .          253
                                                                  ---------
Income from continuing operations before income tax . . . . .        2,902
Provision for income taxes from continuing operations . . . .       (1,148)
                                                                  ---------
Net income from continuing operations . . . . . . . . . . . .     $  1,754
                                                                  =========

RESULTS OF OPERATIONS

                                   SALES

   Sales for the current quarter ended December 31, 1993 increased approximately $3,815,000 or 32.1% compared to the same period in the prior fiscal year. The Beverage Division had a sales increase of approximately $4,014,000 or 37.2% compared to the same period in the prior fiscal year. Offsetting this increase was a decrease of approximately $199,000 or 17.8% in the Grove Management Division in the current quarter compared to the same period in the prior fiscal year.
                                      10
PAGE

BEVERAGE DIVISION The Beverage Division experienced an increase in sales of approximately $4,014,000 or 37.2% during the first quarter of fiscal 1994 compared to the same period in the prior fiscal year. The principal increase of approximately $4,911,000 resulted from increased sales volume of bulk Frozen Concentrated Orange Juice (FCOJ) which resulted from the development of an improved bulk sales program and the availability of bulk FCOJ resulting from a larger carryover inventory. This larger carryover inventory was the result of the significantly larger Florida crop of approximately 186,500,000 boxes of oranges for the 1992-93 season compared to approximately 139,800,000 boxes for the 1991-92 season. Additionally, increased prices for bulk FCOJ provided an increase in revenues of approximately $866,000 during the current quarter compared to the same period in the prior fiscal year. Prices during the first quarter in the prior fiscal year decreased sharply as a result of the United States Department of Agriculture's (U.S.D.A.) announcement of the much larger crop for the 1992-93 season in October 1992.

   The Company experienced a decrease in sales of food service orange juice products of approximately $1,741,000 compared to the same period in the prior fiscal year primarily as a result of lower volumes. The reduction in volume was due in part to the decision of one of the Company's food service customers to move its business to an alternate supplier.

   The Company also experienced a decrease in revenues of food service non-orange juice beverage products as a result of lower volumes of approximately $581,000 compared to the same period in the prior fiscal year. The reduction in sales volumes of the non-orange juice beverage products was also due in part to the movement of a food service customer to an alternate supplier as previously mentioned. Lower prices accounted for decreases of approximately $121,000 compared to the same period in the prior fiscal year. Partially offsetting these decreases were sales of the Company's new line of drink base products acquired with the purchase of International Fruit, Inc. in August 1993 of approximately $319,000 for which there were no comparable sales during the same period in the prior fiscal year.

   During the current quarter the Company experienced an increase in revenues of approximately $965,000 from the sale of a higher volume of bulk frozen concentrated grapefruit juice (FCGJ) compared to the same period in the prior fiscal year. Additionally, revenues from storage, handling and other activities increased approximately $124,000 in the current quarter. Partially offsetting these increases was a decrease in revenues from the sale of by-products of approximately $441,000.

   Revenues from processing citrus into concentrate for customers under contract decreased approximately $287,000 for the current quarter, primarily as a result of a comparatively higher volume of fruit processed from the Company's groves, participation contracts and purchase contracts.

GROVE MANAGEMENT DIVISION Grove Management sales in the first quarter decreased approximately $199,000 compared to the first quarter in the prior fiscal year. The primary decrease of approximately $137,000 was attributed to reduced harvesting revenues due to a reduced number of boxes harvested for other parties in the current quarter principally due to a later maturity of the fruit. Additionally, revenues from sales of fruit to third party packers and processors decreased approximately $64,000. Of this decrease, approximately $45,000 was due to the reduced volume of fruit sold and approximately $19,000 was due to reduced prices. Offsetting these decreases was an increase of approximately $2,000 in grove caretaking revenues.

                               GROSS PROFIT

   Gross profit for the quarter ended December 31, 1993 increased approximately $2,098,000 or 134.7% compared to the same period in the prior fiscal year. The principal increase of approximately $2,130,000 occurred in the Beverage Division. Partially offsetting this increase was a decrease in Grove Management gross profit of approximately $32,000 during the current quarter compared to the same period in the prior fiscal year.
                                      11
PAGE

BEVERAGE DIVISION Gross profit of the Beverage Division increased approximately $2,130,000 or 153.3% during the current quarter compared to the same period in the prior fiscal year. The principal increase of approximately $1,953,000 resulted from the sale of bulk FCOJ. Of this current period increase, higher prices for FCOJ accounted for an increase in gross profit of approximately $866,000. As previously mentioned, lower prices during the first quarter in the prior fiscal year resulted from the U.S.D.A. announcement in October 1992 of the much larger crop for the 1992-93 season. Additionally, gross profit for the current quarter increased approximately $1,087,000 as a result of a lower cost of bulk FCOJ inventory being sold compared to the same period in the prior fiscal year. Management expects the cost of bulk FCOJ inventory sold as bulk FCOJ and utilized in its value added products to be higher over the next three quarters compared to the first quarter of fiscal 1994 as a result of a higher cost of fruit and purchased FCOJ compared to the prior fiscal year's carryover FCOJ inventory. The Florida citrus industry is subject to varying weather conditions and other natural phenomena, which may create wide swings in economic conditions and opportunities.

   The Company has in the past utilized and may in the future utilize the FCOJ futures market to hedge fruit inventory, anticipated requirements and sales commitments of FCOJ. The effects of this hedging activity, if any, are reflected in the cost of inventories and flow through cost of sales in the Consolidated Statements of Operations as a component of the cost of FCOJ as the associated product is sold. As of December 31, 1993 the Company held long positions (obligations to purchase) in FCOJ futures with unrealized losses of approximately $1,232,000 which would have been realized if said positions would have been prematurely liquidated on that date. These unrealized losses are based upon the closing market price of equivalent futures positions on that date compared to the Company's futures obligations and do not necessarily represent prices at which the Company expects to sell the FCOJ once acquired for resale or utilized in the production of value added products.

   Gross profit in the Beverage Division also increased approximately $266,000 in the current quarter from the sale of food service orange juice products.
Of this current period increase, approximately $496,000 was a result of lower cost FCOJ food service inventory being sold compared to the same period in the prior fiscal year. Offsetting this increase was a decrease in gross profit of approximately $230,000 resulting from reduced volume compared to the same period in the prior fiscal year.

   Additionally, the Company experienced an increase in gross profit from the sale of non-orange juice beverage products of approximately $213,000 for the current period compared to the same period in the prior fiscal year. This increase was primarily a result of lower cost of ingredients and conversion cost in the current period.

   Offsetting these increases was a decrease in the gross profit during the current quarter from the sale of bulk FCGJ of approximately $121,000. However, during the current period the Company experienced an increase in gross profit from storage, handling and other activities of approximately $139,000 compared to the same period in the prior fiscal year. The Company experienced a decrease in gross profit from the sale of by-products of approximately $282,000 in the current quarter. This decrease was a combined result of reduced volumes and lower prices during the current period compared to the same period in the prior fiscal year.

   A decrease in gross profit during the current quarter of approximately $38,000 resulted from a reduction in the volume of citrus processed into concentrate for customers under contract.

GROVE MANAGEMENT Grove Management gross profit in the first quarter decreased approximately $32,000 compared to the first quarter in the prior fiscal year. The primary decrease of $61,000 was due to the previously mentioned reductions in the prices and volume of fruit sold. Offsetting this decrease was an increase of approximately $28,000 in gross profit from grove caretaking operations. Additionally, gross profit from harvesting operations
                                      12
PAGE
increased approximately $1,000.

               SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses decreased approximately $76,000 for the current quarter, compared to the same period in the prior fiscal year as a result of lower salaries and reduced costs.

           GAIN/(LOSS) ON DISPOSITION OF PROPERTY AND EQUIPMENT AND OTHER

   The increased gain on the disposition of property, equipment and other of approximately $466,000 was principally due to a gain on a sale of commercial property in the first quarter of fiscal 1994. There was no comparable sale during the same period in the prior fiscal year.

                             INTEREST EXPENSE

   Interest expense decreased approximately $253,000 or 47.3% during the current quarter compared to the same period in the prior fiscal year. The principal decrease of approximately $295,000 was the result of a decline in interest rates, amortized loan costs and increased capitalized interest. Offsetting this decrease was an increase of approximately $42,000 due to increased debt outstanding during the current quarter compared to the same period in the prior fiscal year.

                     LIQUIDITY AND CAPITAL RESOURCES

   The Company's Bartow processing plant normally operates from early December through late May or June. While the plant is in operation, the inventory of processed juice increases to a level which will cover anticipated deliveries until the following December when the plant begins operation again. The Company's working capital credit facility is generally utilized to finance the inventories. Borrowings under this credit facility normally peak in late May or June. The Company began processing activities for the current season in late November.

   The Company's ability to generate cash adequate to meet its needs, including the financing of its inventories and trade receivables, is supported primarily by cash flow from operations and periodic borrowings under its primary $20 million credit facility. This facility is secured principally by most of the Company's current assets. At December 31, 1993 due to borrowing base restrictions, approximately $11,076,000 of additional borrowings were available under this facility. The interest rate is variable based upon the financial institution's variable cost of funds. The terms of the agreement call for repayment of the principal amount in January 1996; accordingly, it is classified as long-term. The outstanding balance at December 31, 1993 was approximately $6,756,000. As of January 31, 1994, the Company's outstanding balance was approximately $10,995,000. The Company anticipates that the working capital facility will be adequately serviced with cash proceeds from operations.

   Current assets increased approximately $5,983,000 as of December 31, 1993 compared to the fiscal year ended September 30, 1993. The principal component of this was an increase in inventories of approximately $5,266,000 in the first quarter of the current year due to the start of the processing season in November 1993. Additionally, the Company's accounts receivable balance increased approximately $870,000 compared to the fiscal year end . Offsetting these increases was a decrease in cash and short-term cash investments of approximately $126,000. Additionally, advances on fruit purchases decreased approximately $131,000 as the Company began processing the purchased fruit.

   Current liabilities increased during the first quarter of fiscal 1994 approximately $465,000 compared to the fiscal year ended September 30, 1993.
                                      13
PAGE

The principal reason for this increase was due to the preparation for and beginning of the processing season.

   Long term debt increased approximately $6,277,000 during the current quarter. This was principally the result of an increase of approximately $6,756,000 on the Company's long-term working capital facility due to the beginning of the processing season. Offsetting this increase was a decrease of approximately $479,000 which represents scheduled principal payments made on long-term debt during the current quarter.

   At December 31, 1993 the Company's long-term outstanding debt was approximately $25,960,000 including the working capital facility of approximately $6,756,000. In addition current installments of long-term debt are approximately $2,178,000 with the remaining amounts due on various dates over the subsequent 18 years. The Company anticipates that amounts due over the next twelve months will be paid out of working capital. At December 31, 1993, the Company was in compliance with its loan covenants.

   The Company completed the installation of a new irrigation system covering an additional 1,360 acres during fiscal 1993 and planted an additional 112,000 trees at a cost of approximately $2,909,000. Irrigation improvements to an additional 1,565 acres in the Joshua and Bermont Groves at a cost of approximately $1,200,000 are in varying stages of completion. Additional expenditures, primarily for grove operations equipment totaling approximately $1,034,000, have been approved. Certain other capital projects totaling approximately $4.6 million are in progress for the purpose of improving efficiency and capacity of the Bartow processing facility, including an increase in bulk FCOJ storage capacity of approximately 3.8 million gallons.

   The Company anticipates that these improvements will be financed principally by securing additional funds under existing mortgages.

                         OTHER SIGNIFICANT EVENTS

   In October 1993 the USDA announced a Florida crop estimate of approximately 172,000,000 boxes of oranges for the 1993-94 season. This estimate was revised in January 1994 to approximately 176,000,000 boxes of oranges. Even though this is a decrease from the prior season's crop of 186,500,000 boxes of oranges, expectations of ample supplies resulting froman unusually large Florida citrus industry carryover of concentrated orange juice into the current season has caused sharply decreased prices for bulk FCOJ.

   The Company's effort to sell its Petroleum Division continue. However, the sale has been delayed beyond the anticipated closing in the second quarter of fiscal 1994. The Company has negotiated with several potential purchasers for the sale of the Petroleum Division and continues at this time discussions with one. The Company is continuing to operate the Petroleum Division as discussion continue.

                        PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                 EXHIBIT:
Exhibit No.                                              Page No.

10.17         Orange-co of Florida, Inc. Management         16
              Security Plan effective October 1, 1993.


                                      14
PAGE

                                SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            ORANGE-CO, INC.
                            (Registrant)

   Date: February 11, 1994  By:/s/ Gene Mooney
                               Gene Mooney
                               President and
                               Chief Operating Officer


   Date: February 11, 1994  By:/s/ Dale A. Bruwelheide
                               Dale A.Bruwelheide
                               Vice President and
                               Chief Financial Officer