Form 10-Q/A
period 1993-12-31
ORANGE CO INC /FL/
filed 1994-03-04
CIK 4507

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

   The Company's effort to sell its Petroleum Division continue. However, the sale has been delayed beyond the anticipated closing in the second quarter of fiscal 1994. The Company has negotiated with several parties for the sale of the Petroleum Division and discussions with a potential purchaser are ongoing. The Company is continuing to operate the Petroleum Division as discussions progress and it is now likely that the sale of the Petroleum Division will be completed by the end of fiscal 1994. During the interim period the operations of the Petroluem Division are not expected to materially affect net income or liquidity of the continuing operations of the Company.

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

                            ORANGE-CO, INC.
                            (Registrant)

   Date: March 3, 1994      By:/s/ Gene Mooney
                               Gene Mooney
                               President and
                               Chief Operating Officer


   Date: March 3,1994       By:/s/ Dale A. Bruwelheide
                               Dale A.Bruwelheide
                               Vice President and
                               Chief Financial Officer