Form 10-Q
period 1994-03-31
ORANGE CO INC /FL/
filed 1994-05-13
CIK 4507

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549
                                    FORM 10-Q



  (Mark One)
  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934                            (NO FEE REQUIRED)


  For the Quarter Ended                              Commission File No.
    March 31, 1994                                        1-6442-1

                                        OR

  ( )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934                            (NO FEE REQUIRED)

       For the transition period from                  to
                                      ----------------     ----------------

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


                                 Yes  XX    No
                                      --       --

  Number of shares outstanding of common stock, $.50 par value, as of May 13, 1994: 10,298,475 shares

                         ORANGE-CO, INC. AND SUBSIDIARIES

                                     FORM 10-Q







                                 TABLE OF CONTENTS


                                                            PAGE NO.

  PART I.  FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

        Consolidated Balance Sheets
          March 31, 1994 (unaudited) and September 30, 1993
          (audited) . . . . . . . . . . . . . . . . . . . . . .  3

        Consolidated Statements of Operations (unaudited)
          Six and Three Months ended March 31, 1994 and 1993  .  4

        Consolidated Statements of Cash Flows (unaudited)
          Six Months ended March 31, 1994 and 1993  . . . . . .  5

        Notes to Consolidated Financial Statements (unaudited)   6-9

  ITEM 2.

        Management's Discussion and Analysis of Results of Operations and
          Financial Conditions  . . . . . . . . . . . . . . .    10-15

  PART II. OTHER INFORMATION

        Item 6    . . . . . . . . . . . . . . . . . . . . . .    16

        Signatures  . . . . . . . . . . . . . . . . . . . . .    16

                            PART I.  FINANCIAL INFORMATION

                             ITEM 1. FINANCIAL STATEMENTS

                           ORANGE-CO, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                    (in thousands)


                                                   March 31,   September 30,
                                                     1994          1993
        ASSETS                                    (unaudited)    (audited)
                                                  -----------  -------------
        Current assets:
        Cash and short-term investments           $    721      $  1,071
        Receivables                                  5,192         5,907
        Advances on fruit purchases                    885         2,137
        Inventories                                 39,685        20,460
        Prepaid and other                              230            85
                                                  ---------     ---------
             Total current assets                   46,713        29,660
                                                  ---------     ---------
        Property and equipment, net                100,289        94,486
                                                  ---------     ---------
        Other assets:
        Excess of cost over net assets of
         acquired companies                         12,645        12,841
        Property held for disposition                1,778         1,777
        Other                                        1,541         1,038
                                                  ---------     ---------
             Total other assets                     15,964        15,656
                                                  ---------     ---------
             Total assets                         $162,966      $139,802
                                                  =========     =========
        LIABILITIES AND STOCKHOLDERS' EQUITY

        Current liabilities:
        Current installments on long-term debt    $  2,181      $  2,182
        Note payable to bank                         5,000           -
        Accounts payable                             4,916         3,062
        Accrued liabilities                          6,306         9,839
                                                  ---------     ---------
             Total current liabilities              18,403        15,083
        Deferred income taxes                       18,238        17,336
        Other liabilities                              311           248
        Long-term debt                              36,348        19,683
                                                  ---------     ---------
             Total liabilities                      73,300        52,350
                                                  ---------     ----------
        Stockholders' equity:
        Preferred stock,$.10 par value,
         10,000,000 shares authorized;
         none issued                                   -             -
        Common stock,$.50 par value, 30,000,000
         shares authorized; 10,349,399 issued        5,175         5,175
        Capital in excess of par value              71,417        71,417
        Retained earnings                           13,557        11,343
                                                  ---------     ---------
                                                    90,149        87,935
        Less:
        Treasury stock, at cost:  50,924 and
         50,240 shares at March 31, 1994 and
         September 30, 1993, respectively             (483)         (483)
                                                  ---------     ---------
           Total stockholders' equity               89,666        87,452
                                                  ---------     ---------
           Total liabilities and stockholders'
            equity                                $162,966      $139,802
                                                  =========     ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                       ORANGE-CO, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                     (unaudited)
                       (in thousands except for per share data)


                                               Six Months        Three Months
                                             1994     1993     1994      1993
                                             -------------     --------------
 Sales                                      $34,001  $30,873   $18,289  $18,977
 Cost of sales                               28,227   28,516    16,170   18,176
                                            -------- --------  -------- --------
    Gross profit                              5,774    2,357     2,119      801
 Other costs and expenses, net:
  Selling, general and administrative        (1,967)  (1,948)     (995)    (900)
  Gain(loss) on disposition of property
   and equipment                                446       14       (33)     -
 Other                                            9      (59)        9      (53)
 Interest                                      (629)  (1,146)     (347)    (608)
                                            -------- --------  --------  -------
 Income(loss) from continuing operations
  before income taxes                         3,633     (782)      753     (760)
 Income tax expense (benefit)                 1,397     (320)      258     (311)
                                            -------- --------  --------  -------
 Net income(loss) from continuing
  operations                                  2,236     (462)      495     (449)

 Discontinued operations:
  Net income(loss) from operations of
   discontinued Petroleum Division,
   [net of applicable income tax expense
   (benefit) of $(13), $(17), $2
   and $(32)]                                   (22)     (27)        2      (52)
  Loss on Disposal of Petroleum Division        -       (513)      -       (513)
                                             ------- --------  --------  -------
  (Loss)income from Discontinued
   Operations                                   (22)    (540)        2     (565)
                                             ------- --------  -------- --------
 Net income(loss) before extraordinary
  loss                                        2,214   (1,002)      497   (1,014)
 Extraordinary (loss):
  Early extinguishment of debt (loss net
   of applicable tax benefit of $366)           -       (597)      -       (597)
                                            -------- --------  -------- --------
 Net income(loss)                           $ 2,214  $(1,599)  $   497  $(1,611)
                                            ======== ========  ======== ========
 Net income(loss) per common and common
  equivalent shares:
  Continuing operations                     $   .21  $  (.05)  $   .05  $  (.05)
                                            -------- --------  -------- --------
  Discontinued operations                   $   -    $  (.05)  $   -    $  (.05)
                                            -------- --------  -------- --------
  Extraordinary (loss)                      $   -    $  (.06)  $   -    $  (.06)
                                            -------- --------  -------- --------
 Net income                                 $   .21  $  (.16)  $   .05  $  (.16)
                                            ======== ========  =======  ========
 Average number of common and common
  equivalent shares outstanding              10,299   10,286    10,298   10,299
                                            ======== ========  ======== ========

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                           ORANGE-CO, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED MARCH 31, 1994 AND 1993
                                     (unaudited)
                                    (in thousands)

                                                        1994          1993
                                                      --------      --------
        CASH FLOWS FROM OPERATING ACTIVITIES:

        Net income                                    $  2,214      $(1,599)
                                                      ---------     ---------
        Adjustments to reconcile net income to
         net cash provided by (used for) operating
          activities:
         Depreciation and amortization                   1,811        1,662
         Provision for disposal of Petroleum Division      -            513
         Increase(decrease) deferred income taxes          902         (758)
         Provision for extraordinary loss from early
          extinguishment of debt                           -            963
         (Gain) on disposition of property
          and equipment and other                         (450)         (14)
        Change in assets & liabilities:
         (Increase)decrease in receivables                 715       (1,934)
         Decrease in advance on fruit purchases          1,252          228
         (Increase) in inventory                       (19,225)      (4,357)
         (Increase) in prepaids and other                 (145)        (106)
         (Decrease) in accounts payable and
          accrued liabilities                           (1,679)         (65)
         Other, net                                       (359)         (37)
                                                      ---------     --------
        Total adjustments                              (17,178)      (3,905)
                                                      ---------     --------
        Net cash used for operating activities         (14,964)      (5,504)
                                                      ---------     --------
        CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from sale of property & equipment         672           11
        (Increase)decrease in note & mortgage
         receivables                                      (128)          21
        Additions to property & equipment               (7,594)      (3,373)
                                                      ---------     --------
        Net cash provided by (used for)
         investing activities                           (7,050)      (3,341)
                                                      ---------     --------

        CASH FLOWS FROM FINANCING ACTIVITIES:

        Proceeds from debt                              21,664        5,374
        Issuance of treasury stock                         -            275
                                                      ---------     --------
        Net cash provided by (used for)
         financing activities                           21,664        5,649
                                                      ---------     --------
        NET (DECREASE) IN CASH AND CASH EQUIVALENTS       (350)      (3,196)
                                                      ---------     --------
        CASH AND CASH EQUIVALENTS AT BEGINNING
         OF PERIOD                                       1,071        3,659
                                                      ---------     --------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD    $    721      $   463
                                                      =========     ========

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                           ORANGE-CO, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)

        1.   MANAGEMENT'S OPINION
             ____________________

             The Consolidated Financial Statements include the accounts of Orange-co, Inc. and Subsidiaries (the "Company"), after elimination of material intercompany accounts and transactions.

             In the opinion of the management of the Company, the accompanying financial statements reflect adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, which are necessary to present fairly the financial position, results of operations and cash flows for the periods presented:

        .        Unaudited Consolidated Balance Sheet at March 31, 1994

        .        Audited Consolidated Balance Sheet at September 30, 1993

        . Unaudited Consolidated Statements of Operations for the six and three month periods ended March 31, 1994 and 1993.

        . Unaudited Consolidated Statements of Cash Flows for the six month periods ended March 31, 1994 and 1993.

        2.   NOTES PAYABLE AND LONG-TERM DEBT
             ________________________________

             As of March 31, 1994, the Company had access to a $20 million working capital credit facility payable in January, 1996. Accordingly, the balance at March 31, 1994 was classified as long-term. This facility is collateralized by most of the Company's current assets. The outstanding balance at March 31, 1994 was approximately $17,611,000. Approximately $2,389,000 were additionally available to be borrowed under this facility. The interest rate on the facility is variable based upon the financial institution's cost of funds plus a margin with a maximum rate of prime less 1/2 of 1%.

             Additionally, as of March 31, 1994 the Company had a $5,000,000 short-term capital revolving credit facility to provide interim financing for capital projects. As of March 31, 1994 the balance on this facility was $5,000,000. The interest rate on this facility is variable based upon the financial institution's cost of funds plus a margin with a maximum rate of prime less 1/2 of 1%.

             As of April 1, 1994 the working capital credit facility was increased to $30 million and the capital revolving facility was increased to $6 million.

             At March 31, 1994, the Company's outstanding long-term debt (including the $17,611,000 balance on the working capital line of credit facility) was approximately $38,529,000, of which $2,181,000 matures in the next 12 months and the remainder matures at various times over the subsequent eighteen years.

             Interest paid, net of amounts capitalized, was approximately $656,000 and $1,176,000 for the six months ended March 31, 1994 and 1993, respectively. Interest capitalized was approximately $279,000 and $125,000 for the six months ended March 31, 1994 and 1993 respectively.

             Certain mortgage agreements contain loan covenants. At March 31, 1994, the Company was in compliance with its loan covenants.

        3.   INVENTORIES
             ___________

             The major components of inventory are summarized as follows (in thousands):
                                           March 31,   September 30,
                                             1994         1993
                                          __________   ___________
             Finished goods                $34,203      $12,764
             Fruit-on-tree inventory         4,579        6,636
             Other                             903        1,060
                                           _______      _______
             Total                         $39,685      $20,460
                                           =======      =======

        4.   BUSINESS SEGMENT
             ________________

             Segment financial data for the six and three months ended March
        31, 1994 and 1993, except for total assets which are as of March 31, 1994 and September 30, 1993, are as follows (in thousands):

                                                         Petroleum
                                                         and Related
                       Period                   Citrus   Products       Total
                       ------                   ------   -----------    -----
 Sales            Six months ended 3/31/94     $ 34,001  $ 6,765      $ 40,766
                  Three months ended 3/31/94     18,289    3,443        21,732

                  Six months ended 3/31/93     $ 30,873  $ 8,070      $ 38,943
                  Three months ended 3/31/93     18,977    4,166        23,143

 Operating        Six months ended 3/31/94     $  3,807  $   -        $  3,807
  Profit (Loss)   Three months ended 3/31/94      1,124      -           1,124

                  Six months ended 3/31/93     $    409  $   -        $    409
                  Three months ended 3/31/93        (99)     -             (99)

 Total Assets     March 31, 1994               $160,013  $ 2,953      $162,966
                  September 30, 1993            136,783    3,019       139,802

 Depreciation     Six months ended 3/31/94     $  1,737  $    74      $  1,811
 & amortization   Three months ended 3/31/94        874       32           906

                  Six months ended 3/31/93     $  1,577  $    85      $  1,662
                  Three months ended 3/31/93        735       43           778

 Capital          Six months ended 3/31/94     $  7,574  $    18      $  7,592
  expenditures    Three months ended 3/31/94      3,350        8         3,358

                  Six months ended 3/31/93     $  3,371  $     2      $  3,373
                  Three months ended 3/31/93      1,300        5         1,305

 Intersegment sales approximate market and are not significant.

 RECONCILIATION OF OPERATING PROFIT(LOSS) TO INCOME(LOSS) BEFORE INCOME TAXES:
 -----------------------------------------------------------------------------

                                        Six Months          Three Months
                                      Ended March 31,      Ended March 31,
                                      1994        1993     1994       1993
                                    ------------------   -----------------
        Operating profit            $3,807     $   409   $1,124    $ (99)
        Gain on disposition of
         property and equipment        446          14      (33)     -
        Other                            9         (59)       9      (53)
        Interest                      (629)     (1,146)    (347)    (608)
                                    -------    --------  --------  ------
        Income(loss) from
         continuing operations
         before income taxes        $3,633     $  (782)   $ 753    $(760)
                                    =======    ========   ======   ======

             During the six and three month periods ended March 31, 1994, the Company had two customers who individually accounted for approximately 26.7% and 8.8%, and 24.2% and 8.4% of total sales for the respective periods. During the six and three month periods ended March 31, 1993, the Company had two customers who individually accounted for approximately 26.6% and 6.9%, and 21.0% and 5.6% of total sales for the respective periods.

        5.  INCOME TAXES AND OTHER
            ----------------------

             The provision for income taxes for continuing and discontinued operations for the six and three month periods ended March 31, 1994 and 1993 is summarized as follows (in thousands):

                                      Six Months           Three Months
                                    Ended March 31,       Ended March 31,
                                   1994       1993        1994      1993
                                   ----------------       ---------------
             Current:
             Federal income tax   $  109       $(413)       $ 40      $(425)
             State income tax         18         (44)          7        (45)
                                  ------       ------       ----      ------
             Total                   127        (457)         47       (470)
                                  ------       ------       ----      ------
             Deferred:
             Federal income        1,143        (222)        196       (216)
             State income tax        114         (24)         17        (23)
                                  ------       ------       ----      ------
             Total                 1,257        (246)        213       (239)
                                  ------       ------       ----      ------
             Total provision for
              income taxes        $1,384       $(703)       $260      $(709)
                                  ======       ======       ====      ======

            Following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 34% and the actual income tax provisions for the quarters ended March 31, 1994 and 1993
       (in thousands):

                                           Six Months         Three Months
                                         Ended March 31,     Ended March 31,
                                         1994      1993      1994       1993
                                         ---------------     ---------------
        Expected income tax
         expense(benefit)                $1,223    $(783)    $258      $(789)
        Increase(decrease) resulting
         from:
           State income taxes,
            net of federal tax benefit      134      (62)      25        (68)
           Loss on foreign investments       36       67       14         19
           Permanent items and other         (9)      75      (37)       129
                                         -------   ------    -----     ------
           Total provision for
            income taxes                 $1,384    $(703)    $260      $(709)
                                         ======    ======    =====     ======

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

             The Company adopted FAS No. 109 during the fourth quarter of fiscal 1993 and has applied the provisions of FAS No. 109 retroactively to October 1, 1990. The prior year periods have been adjusted to reflect the effects of the retroactive implementation of FAS No. 109.

        6.  DISCONTINUED OPERATIONS
             During the second quarter of 1993, the Company decided to sell the Petroleum Division comprised of Frank Carroll Oil Company. This decision resulted in a charge of $513,000 during that quarter, including a write down of the operating assets to their estimated net realizable value and an accrual for operating losses through the anticipated phase-out period. These charges were disclosed on the Consolidated Statements of Operations during fiscal 1993 for the respective periods. The Consolidated Statements of Operations have been restated deleting sales, cost of sales, gross profit, selling, general and administrative expenses, interest expense, and all other items of profit and loss related to the Petroleum Division from net income from continuing operations. See Note 4, for disclosure of selected components of the Petroleum Division. As of May 13, 1994 the Company had not completed the sale of this division.
        See Management's Discussion and Analysis, "Other Significant Events".

        7.  EMPLOYEE BENEFITS
            -----------------
            Certain officers and employees have employment contracts for additional retirement benefits, the cost of which is being accrued on a present value basis over the remaining term of the employment agreements. The lives of the officers and employees have been insured as a means of funding such benefits. These contracts become effective for fiscal 1994 and thereafter. The accrued liability for these additional retirement benefits at March 31, 1994 was approximately $46,000.

                           ORANGE-CO, INC. AND SUBSIDIARIES
                                   PART I - ITEM 2
                         Management's Discussion and Analysis
                   of Financial Condition and Results of Operations

        Fiscal 1994 versus Fiscal 1993
        ______________________________

             The following is management's discussion and analysis of significant factors which have affected the Company's continuing operations during the periods included.

             The following table reflects changes in sales, cost of sales and gross profit by product line and other changes in the Statements of Operations through net income from continuing operations. The respective periods have been restated deleting sales, cost of sales, gross profit, selling, general and administrative expenses, interest expense and all other items of profit and loss related to the Petroleum Division. Additionally, the prior year periods have been adjusted and restated to reflect the effects of retroactive implementation of FAS No. 109. (See Note 5 "Income Taxes" of the Notes to the Consolidated Financial Statements.)

             Six Months (YTD) and Three Months (QTR) Ended March 31, 1994
           vs Six Months (YTD) and Three Months (QTR) Ended March 31, 1993
                                Increases/(Decreases)
                                    (in thousands)


                                    Sales       Cost of Sales     Net Change
                                YTD      QTR    YTD       QTR     YTD    QTR
                                --------------------------------------------
        Beverage Division. . .  $3,276  $(739) $(185)  $(2,069)  $3,461 $1,330
        Grove Management . . .    (148)    51   (104)       63      (44)   (12)
                                ------- ------ ------  --------  ------- ------
                                $3,128  $(688) $(289)  $(2,006)   3,417  1,318
                                ======= ====== ======  ========
        Other costs and expenses:
         Selling, general and administrative  . . . . . . . . .     (19)   (95)
         Gain on disposition of property and equipment  . . . .     432    (33)
         Other expense  . . . . . . . . . . . . . . . . . . . .      68     62
        Interest  . . . . . . . . . . . . . . . . . . . . . . .     517    261
                                                                  ------ ------
        Income from continuing operations before income taxes .   4,415  1,513
        Provision for income taxes from continuing operations .  (1,717)  (569)
                                                                 ------- ------
        Net income from continuing operations . . . . . . . . .  $2,698  $ 944
                                                                 ======= ======


        RESULTS OF OPERATIONS
        _____________________

                                        SALES
                                        _____

             Sales for the six and three month periods ended March 31, 1994 increased approximately $3,128,000 or 10.1% and decreased approximately $688,000 or 3.6%, respectively compared to the same periods in the prior year. The Beverage Division accounted for the principal increase for the six month period with increased sales of approximately $3,276,000. This increase was partially offset by a reduction of approximately $148,000 in Grove Management Division sales. The Beverage Division accounted for the principal decrease for the current three month period with a reduction in sales of $739,000. This decrease was partially offset by an increase in Grove Management Division sales of approximately $51,000.

        BEVERAGE DIVISION The Beverage Division sales increased approximately $3,276,000 or 11.5% and decreased approximately $739,000 or 4.2% in the current six and three month respective periods compared to the same periods in the prior year. The principal increase during the current six month period of approximately $4,304,000 resulted from increased prices for bulk frozen concentrated orange juice (FCOJ). Prices during the same period in the prior year decreased sharply as a result of the United States Department of Agriculture's (U.S.D.A.) announcement of the much larger crop for the 1992-93 season in October 1992. Revenues from the sales of bulk FCOJ also increased approximately $811,000 during the current six month period as a result of an increase in the volume of bulk sold due to the development of an improved bulk sales program and the availability of bulk FCOJ resulting from a larger carryover inventory. The principal increase in revenues during the current three month period of approximately $2,294,000 was primarily a result of increased prices for bulk FCOJ. However, this increase was more than offset by a decrease in revenues of approximately $2,958,000 resulting from a decrease in the volume of bulk FCOJ sold during the current three month period compared to the same period in the prior year.

             The Company experienced a decrease in the sales of food service orange juice products of approximately $2,651,000 and $894,000 as a result of lower volumes for the current six and three month periods compared to the same periods in the prior year. The reduction in volume was due in part to the decision of one of the Company's food service customers to move its business to an alternate supplier. Partially offsetting these decreases in volume were increases in the prices of food service orange juice products of approximately $202,000 and $188,000 for the current six and three month periods.

             The Company also experienced a decrease in revenues of food service non-orange juice beverage products of approximately $653,000 and $455,000 as a result of lower volumes for the current six and three month periods compared to the same periods in the prior year. This reduction in sales volumes of non-orange juice beverage products was also due in part to the movement of a food service customer to an alternate supplier as previously mentioned. Lower prices during the current six month period accounted for decreases of approximately $279,000. However, during the current three month period higher prices accounted for increases of approximately $226,000. Partially offsetting these decreases were sales of the Company's new line of drink base products acquired with the purchase of International Fruit, Inc. in August of 1993 of approximately $700,000 and $381,000 for the current six and three month periods. There were no comparable sales for these products in the same periods in the prior year.

             During the current six and three month periods the Company experienced an increase in revenues of approximately $1,389,000 and $424,000 due principally from the sale of higher volumes of bulk frozen concentrated grapefruit juice (FCGJ) compared to the same periods in the prior year. The Company experienced a sales decrease for the current six and three month periods of approximately $134,000 and $127,000 principally as a result of lower sales volumes of single strength fresh squeezed citrus juices.

             In addition, revenues from processing citrus into concentrate for customers under contract increased approximately $70,000 and $357,000 for the current six and three month periods. This increase in the current periods is primarily due to seasonal fluctuations compared to last year. Revenues from storage, handling and other activities increased approximately $94,000 and decreased approximately $38,000 for the current six and three month periods. Revenues from the sale of by-products decreased approximately $577,000 and $137,000 during the current six and three month periods. These decreases are primarily the result of lower market prices on by-products.

        GROVE MANAGEMENT DIVISION Grove Management sales decreased approximately $148,000 or 6.4% for the current six month period and increased by approximately $51,000 or 4.3% for the current three month period compared to the same periods in the prior year. The principal decrease during the current six month period of approximately $118,000 was due to a reduction in boxes harvested. However, for the current three month period, revenues from harvesting increased approximately $19,000 due to an increase in harvesting services provided. Additionally, revenues from sales of fruit to third party packers and processors decreased approximately $110,000 and $48,000 respectively for the current six and three month periods. Offsetting these decreases was an increase in grove caretaking revenues of approximately $80,000 during the current six and three month periods primarily as a result of an increase in the volume of services performed.

                                     GROSS PROFIT
                                    ____________

             Gross profit for the six and three month periods ended March 31, 1994 increased approximately $3,417,000 or 144.9% and $1,318,000 or 164.5%, respectively compared to the same periods in the prior year. The principal increases of approximately $3,461,000 and $1,330,000 during the current six and three month respective periods occurred in the Beverage Division. The Grove Management Division partially offset these with decreases during the six and three month periods of $44,000 and $12,000, respectively.

        BEVERAGE DIVISION Gross profit of the Beverage Division increased approximately $3,461,000 and $1,330,000 for the current six and three month periods compared to the same periods in the prior year. The principal increases of approximately $3,050,000 and $1,097,000 resulted from the sale of bulk FCOJ. Of these bulk FCOJ increases, higher prices for FCOJ during the current six and three month periods accounted for increases in gross profit of approximately $4,304,000 and $2,294,000. Lower prices for FCOJ during the same periods of the prior year resulted from the expectation of a larger crop for the 1992-93 season as previously mentioned. Partially offsetting these increases in prices for the current periods were increases in the cost of bulk FCOJ of approximately $1,139,000 and $1,639,000 respectively. This resulted from last year's lower cost carryover bulk FCOJ inventory being depleted during the first quarter and the current year's higher cost inventory beginning to be utilized. An increase in the volume of bulk FCOJ sold during the current six month period resulted in a decrease in gross profit of approximately $115,000 primarily due to the use of the higher cost inventory during the current period compared to the same period in the prior year. However, during the current three month period a decrease in the volume of bulk FCOJ sold resulted in an increase in gross profit of approximately $442,000 compared to the same period in the prior year. Management expects the cost of bulk FCOJ inventory sold as bulk FCOJ and utilized in its value added products to be higher over the next two quarters compared to the same periods in the prior year as a result of a higher cost of fruit and purchased FCOJ compared to the prior fiscal year's carryover FCOJ inventory.

             The Company has in the past utilized and may in the future utilize the FCOJ futures market to hedge fruit inventory, anticipated requirements and sales commitments of FCOJ. The effects of this hedging activity, if any, are reflected in the cost of inventories and flow through cost of sales in the Consolidated Statements of Operations as a component of the cost of FCOJ as the associated product is sold. As of March 31, 1994 the Company held long positions (obligations to purchase) in FCOJ futures with unrealized losses of approximately $109,000 which would have been realized if said positions would have been prematurely liquidated on that date. These unrealized losses are based upon the closing market price of equivalent futures positions on that date compared to the Company's futures obligation and do not necessarily represent prices at which the Company expects to sell the FCOJ once acquired for resale or utilized in the production of its products.

             Gross profit on the sale of food service orange juice products increased approximately $455,000 and $189,000 during the current six and three month periods compared to the same periods in the prior year. Of this increase, approximately $202,000 and $188,000 during the current six and three month periods resulted from higher prices. Lower cost of inventory carried over from last year accounted for increases in gross profit of approximately $558,000 and $86,000 during the current six and three month periods. A reduction in volume accounted for a decrease in gross profit of approximately $305,000 and $85,000 for the current six and three month periods compared to the same periods in the prior year.

             Additionally, the Company experienced an increase in gross profit on its non-orange juice and beverage products of approximately $294,000 and $110,000 for the current six and three month periods. Of this increase in the current six month period, approximately $607,000 resulted from a reduction in the cost of ingredients and conversion cost compared to the same period in the prior year. However, during the current three month period an increase in the cost of ingredients and conversion cost compared to the same period in the prior year resulted in a decrease in gross profit of approximately $85,000. Lower prices during the current six month period accounted for decreases of approximately $279,000. However, during the current three month period higher prices accounted for an increase of approximately $226,000. Reductions in volume accounted for decreases of approximately $34,000 and $31,000, respectively.

             Increases in gross profit of approximately $92,000 and $63,000 during the current six and three month periods resulted from the sales of the Company's new line of drink base products as previously mentioned. There were no comparable sales for these products in the same periods in the prior year. Additionally, the Company experienced an increase in gross profit for the current six and three month periods of approximately $39,000 and $46,000 from sales of single strength fresh squeezed citrus juices.

             Additionally, increases in gross profit during the current six and three month periods of approximately $51,000 and $89,000 respectively resulted from processing citrus into concentrate for customers under contract. Gross profit from storage, handling, and marketing fees and other activities increased approximately $118,000 during the current six month period and decreased approximately $28,000 during the current three month period.

             Offsetting these increases was a decrease in the gross profit during the current six and three month periods from the sale of bulk FCGJ of approximately $249,000 and $127,000. The Company also experienced a decrease in gross profit from the sale of by-products of approximately $389,000 and $109,000 during the current six and three month periods. This decrease was a combined result of reduced volumes and lower prices during the current periods compared to the same periods in the prior year.

        GROVE MANAGEMENT Grove Management gross profit for the six and three month periods decreased approximately $44,000 and $12,000 respectively compared to the same periods in the prior year. Gross profit from harvesting increased approximately $6,000 during the current six and three month periods. Offsetting this increase was a decrease in gross profit from sales of fruit to third party packers and processors of approximately $71,000 and $11,000 respectively for the current six and three month periods. Gross profit from grove caretaking increased in the current six month period by approximately $21,000 primarily as a result of an increase in the volume of services performed. However, during the current three month period gross profit from grove caretaking decreased by approximately $7,000 principally as a result of a decrease in volume of caretaking services performed.

                     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
                     ____________________________________________

             Selling, general and administrative expenses increased approximately $19,000 or 1.0% and $95,000 or 10.6% for the current six and three month periods, respectively, compared to the same periods in the prior year. These increases were primarily caused by increases in labor and were partially offset by reductions in other costs.

            GAIN/(LOSS) ON DISPOSITION OF PROPERTY AND EQUIPMENT AND OTHER
            --------------------------------------------------------------

             The increased gain on the disposition of property, equipment and other of approximately $432,000 for the six month period ending March 31, 1994 compared to the same period in the prior year was principally due to a gain on a sale of commercial property in the first quarter of fiscal 1994. There was no comparable sale during the same period in the prior year.

                                   INTEREST EXPENSE
                                   ________________

             Interest expense decreased approximately $517,000 or 45.1% and $261,000 or 42.9% in the current six and three month periods respectively, compared to the same periods in the prior year. The primary decreases of approximately $390,000 and $205,000 in the current respective periods were the result of lower interest rates on debt. Additionally, interest capitalized increased approximately $154,000 and $127,000 in the current respective periods and other interest related charges decreased approximately $94,000 and $31,000.
        Offsetting these decreases were increases of approximately $121,000 and $102,000 for the six and three month periods respectively, which were due to increased borrowings during those periods.

                          LIQUIDITY AND CAPITAL RESOURCES
                          _______________________________

             The Company's Bartow processing plant normally operates from early December through late May or June. While the plant is in operation, the inventory of processed juice increases to a level which will cover anticipated sales until the following December when the plant begins operation again. The Company's working capital credit facility is generally utilized to finance the inventories. Borrowings under this credit facility normally peak in late May or June. The Company began processing activities for the current season in late November.

             The Company's ability to generate cash adequate to meet its needs, including the financing of its inventories and trade receivables, has been supported primarily by cash flow from operations and periodic borrowings under its primary $20 million credit facility. This facility is secured principally by most of the Company's current assets. The outstanding balance at March 31, 1994 was approximately $17,611,000 and approximately $2,389,000 of additional borrowings were available under this facility. As of April 1, 1994 the working capital credit facility was increased to $30 million. The interest rate is variable based upon the financial institution's cost of funds plus a margin. The terms of the agreement call for repayment of the principal amount in January 1996; accordingly, it is classified as long-term. As of April 30, 1994, the Company's outstanding balance approximately $20,376,000. The Company anticipates that the working capital facility will be adequately serviced with cash proceeds from operations.

             Additionally, as of March 31, 1994 the Company had a $5 million short-term capital revolving credit facility to provide interim financing for capital projects. As of March 31, 1994 the outstanding balance on this facility was $5,000,000. The interest rate on this facility is variable based upon the financial institution's cost of funds plus a margin. As of April 1, 1994 this credit facility was increased to $6 million and as of April 31, 1994 the balance remained at $5 million.

             Current assets increased approximately $17,053,000 as of March 31, 1994 compared to the fiscal year ended September 30, 1993. The principal component of this was an increase in inventories of approximately $19,225,000 in the first six months of the current year due to the start of the processing season in November 1993.
        The Company's accounts receivable balance decreased approximately $715,000 compared to the fiscal year end. Additionally, there was a decrease in cash and short-term cash investments of approximately $350,000 and advances on fruit purchases decreased approximately $1,252,000 as the Company began processing the purchased fruit.

             Current liabilities increased during the first six months of fiscal 1994 approximately $3,320,000 compared to the fiscal year ended September 30, 1993. The principal reason for this increase was due to increased capital expenditures financed with the previously mentioned short-term capital revolving credit facility.

             Long-term debt increased approximately $16,665,000 during the current six month period. This was principally the result of an increase of approximately $17,611,000 on the Company's long-term working capital facility due to the beginning of the processing season. Offsetting this increase was a decrease of approximately $946,000 which represents scheduled principal payments made on long-term debt during the six month period.

             At March 31, 1994 the Company's outstanding long-term debt was approximately $36,348,000 including the working capital facility of approximately $17,611,000. In addition current installments of long-term debt are approximately $2,181,000 with the remaining amounts due on various dates over the subsequent 18 years. The Company anticipates that amounts due over the next twelve months will be paid out of working capital. At March 31, 1994, the Company was in compliance with its loan covenants.

             The Company completed the installation of new irrigation systems for 1,670 acres of Company-owned Joshua and Bermont groves during the first six months of the current fiscal year at a cost of approximately $1,373,000. Irrigation improvements to an additional 1,235 acres are currently under consideration. Additional expenditures of approximately $647,000 have been made during the current year primarily for grove operations equipment. Other capital projects totaling approximately $4.9 million are in varying stages of completion for the purpose of improving the efficiency and capacity of the Bartow processing facility, including the recently completed project that expanded the capacity of its concentrate bulk storage facility at Bartow by approximately 3.8 million gallons.

             The Company anticipates that these improvements will be financed principally by securing additional funds under existing mortgages or from working capital.

                               OTHER SIGNIFICANT EVENTS
                               ________________________

             In October 1993 the USDA announced a Florida crop estimate of approximately 172,000,000 boxes of oranges for the 1993-94 season. This estimate was revised in January 1994 to approximately 176,000,000 boxes of oranges and again in April 1994 to approximately 174,300,000 boxes of oranges. Even though this is a decrease from the prior season's crop of 186,500,000 boxes of oranges, expectations of ample supplies resulting from an unusually large Florida citrus industry carryover of concentrated orange juice into the current season has caused sharply decreased prices for bulk FCOJ.

             The Company has negotiated with several parties for the sale of the Petroleum Division and discussions with a potential purchaser are ongoing. The Company is continuing to operate the Petroleum Division as discussions progress and it is now likely that the sale of the Petroleum Division will be completed by the end of fiscal 1994. During the interim period the operations of the Petroleum Division are not expected to materially affect net income or liquidity of the continuing operations of the Company.

                              PART II. OTHER INFORMATION

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             At the Annual Meeting of Stockholders on February 24, 1994, the stockholders of the Company (i) elected directors, and (ii) voted against a shareholder proposal requiring all directors to own 10,000 shares of Company stock to qualify. The results of these votes were as follows:







                                                                     AUTHORITY
        (i)  DIRECTOR NOMINEES                FOR                    WITHHELD
             -----------------                ---                    ---------
             John R. Alexander              9,241,551                 69,395
             Richard A. Coonrod             9,242,726                 68,220
             Paul E. Coury, M.D.            9,236,748                 74,198
             Ben Hill Griffin, III          9,237,666                 73,280
             George W. Harris, Jr.          9,235,626                 75,320
             Dr. W. Bernard Lester          9,242,926                 68,020
             Gene Mooney                    9,241,237                 69,709
             C. B. Myers, Jr.               9,236,724                 74,222
             Thomas H. Taylor               9,241,152                 69,794

        (ii) SHAREHOLDER PROPOSAL          FOR      AGAINST   ABSTAIN
             --------------------          ---      -------   -------
                                         749,669    6,941,460  69,343

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        EXHIBIT NO.                EXHIBIT                              PAGE NO.
         10.18       First Amendment to the Loan Agreement by and         17
                     between Orange-co, Inc. and Orange-co of Florida,
                     Inc. and Sun Bank National Association for a
                     Revolving Line of Credit dated January 10, 1994.

         10.19       Second Amendment to the Loan Agreement by and        24
                     between Orange-co, Inc. and Orange-co of Florida,
                     Inc. and Sun Bank National Association for a
                     Revolving Line of Credit dated April 1, 1994.

                                      SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ORANGE-CO, INC.
                                         (Registrant)


             Date: May 13, 1994          By:  Gene Mooney
                                         _____________________
                                         Gene Mooney
                                         President and
                                         Chief Operating Officer


             Date: May 13, 1994          By:  Dale A. Bruwelheide
                                         ------------------------
                                         Dale A. Bruwelheide
                                         Vice President and
                                         Chief Financial Officer



