Form 10-Q
period 1994-06-30
ORANGE CO INC /FL/
filed 1994-08-12
CIK 4507

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                     FORM 10-Q



   (Mark One)
   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934                            (NO FEE REQUIRED)


   For the Quarter Ended                              Commission File No.
     June 30, 1994                                         1-6442-1

                                         OR

   ( )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934                            (NO FEE REQUIRED)

        For the transition period from_______________to____________________


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


                                  Yes  XX    No


   Number of shares outstanding of common stock, $.50 par value, as of August 12, 1994: 10,298,475 shares

                          ORANGE-CO, INC. AND SUBSIDIARIES

                                      FORM 10-Q

                                  TABLE OF CONTENTS


                                                             PAGE NO.

   PART I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets
          June 30, 1994 (unaudited) and September 30, 1993
          (audited) . . . . . . . . . . . . . . . . . . . . . . . 3

         Consolidated Statements of Operations (unaudited)
          Nine and three Months ended June 30, 1994 and 1993   .  4

         Consolidated Statements of Cash Flows (unaudited)
          Nine months ended June 30, 1994 and 1993   . . . . . .  5

         Notes to Consolidated Financial Statements (unaudited) 6-9

   ITEM 2.

         Management's Discussion and Analysis of Results of
         Operations and Financial Conditions   . . . . . . .  10-15

   PART II. OTHER INFORMATION

         Item 6  .  . . . . . . . . . . . . . . . . . . . . . .  16

         Signatures   . . . . . . . . . . . . . . . . . . . . .  16

                            PART I.  FINANCIAL INFORMATION

                             ITEM 1. FINANCIAL STATEMENTS

                           ORANGE-CO, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                    (in thousands)


                                                   June 30,    September 30,
                                                     1994          1993
 ASSETS                                          (unaudited)     (audited)
 Current assets:
 Cash and short-term investments                 $    601        $  1,071
 Receivables                                        6,946           5,907
 Advances on fruit purchases                          -             2,137
 Inventories                                       50,987          20,460
 Prepaid and other                                    173              85
                                                 _________       _________
   Total current assets                            58,707          29,660
                                                 _________       _________
 Property and equipment, net                      101,322          94,486
                                                 _________       _________
 Other assets:
 Excess of cost over net assets of
  acquired companies                               12,547          12,841
 Property held for disposition                      1,774           1,777
 Other                                              1,827           1,038
                                                 _________       _________
   Total other assets                              16,148          15,656
                                                 _________       _________
   Total assets                                  $176,177        $139,802
                                                 =========       =========
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
 Current installments on long-term debt          $  2,187        $  2,182
 Note payable to bank                               5,000             -
 Accounts payable                                   6,160           3,062
 Accrued liabilities                               10,539           9,839
                                                 _________       _________
    Total current liabilities                      23,886          15,083
 Deferred income taxes                             18,168          17,336
 Other liabilities                                    326             248
 Long-term debt                                    43,745          19,683
                                                 _________       _________
   Total liabilities                               86,125          52,350
                                                 _________       _________
 Stockholders' equity:
 Preferred stock,$.10 par value, 10,000,000
  shares authorized; none issued                      -               -
 Common stock,$.50 par value, 30,000,000
  shares authorized; 10,349,399 issued              5,175           5,175
 Capital in excess of par value                    71,417          71,417
 Retained earnings                                 13,943          11,343
                                                 _________       _________
                                                   90,535          87,935
 Less:
 Treasury stock, at cost:  50,924 and
  50,240 shares at June 30, 1994 and September
  30, 1993, respectively                             (483)           (483)
                                                 _________       _________
    Total stockholders' equity                     90,052          87,452
                                                 _________       _________
    Total liabilities and stockholders' equity   $176,177        $139,802
                                                 =========       =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                           ORANGE-CO, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE AND THREE MONTHS ENDED June 30, 1994 AND 1993
                                     (unaudited)
                       (in thousands except for per share data)

                                         Nine Months Ended  Three Months Ended
                                               June 30,          June 30,
                                           1994     1993       1994     1993

 Sales                                   $57,201   $53,160    $23,200  $22,286
 Cost of sales                            49,343    48,545     21,116   20,029
                                         ________  ________   ________ ________
   Gross profit                            7,858     4,615      2,084    2,257
 Other costs and expenses, net:
  Selling, general and administrative     (3,076)   (2,905)    (1,109)    (956)
  Gain on disposition of property and
   equipment                                 453       140          7      126
  Other                                       15       (66)         6        1
  Interest                                (1,113)   (1,639)      (484)    (502)
                                         ________  ________    _______  _______
  Income from continuing operations
   before income taxes                     4,137       145        504      926
  Income tax expense                       1,492        59         95      379
                                         ________  ________    _______  _______
 Net income from continuing operations     2,645        86        409      547

 Discontinued operations:
  Net income(loss) from operations of
   discontinued Petroleum Division,
   [net of applicable income tax expense
   (benefit) of $(27), $(32), $(14)
    and $(15)]                               (45)      (52)       (23)     (24)
  Loss on Disposal of Petroleum Division     -        (513)       -        -
                                         ________   _______    _______   ______
 Loss from Discontinued Operations           (45)     (565)       (23)     (24)
                                         ________   _______    _______   ______
 Net income(loss) before extraordinary
  loss                                     2,600      (479)       386      523

 Extraordinary (loss):
  Early extinguishment of debt (loss net
   of applicable tax benefit of $366)        -        (597)       -        -
  Net income(loss)                       $ 2,600   $(1,076)   $   386  $   523
                                         ========  ========   ======== ========
 Net income(loss) per common and common
  equivalent shares:
  Continuing operations                  $   .25   $   .01    $   .04  $   .05
                                         --------  --------   -------- --------
  Discontinued operations                $   -     $  (.05)   $   -    $   -
                                         --------  --------   -------- --------
  Extraordinary (loss)                   $   -     $  (.06)   $   -    $   -
                                         --------  --------   -------- --------
  Net income(loss)                       $   .25   $  (.10)   $   .04  $   .05
                                         ========  ========   ======== ========
  Average number of common and common
   equivalent shares outstanding          10,299    10,290     10,298    10,299
                                         ========  ========   ======== =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                           ORANGE-CO, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED June 30, 1994 AND 1993
                                     (unaudited)
                                    (in thousands)

                                                             1994        1993
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                               $  2,600     $(1,076)
                                                          ---------    --------
 Adjustments to reconcile net income to
  net cash provided by (used for) operating
   activities:
  Depreciation and amortization                              2,823       2,401
  Provision for disposal of Petroleum Division                 -           513
  Deferred income taxes                                        832        (338)
  (Gain) on disposition of property
   and equipment and other                                    (453)       (140)
 Change in assets & liabilities:
  (Increase) in receivables                                 (1,039)     (3,205)
  Decrease in advance on fruit purchases                     2,137         392
  (Increase) in inventory                                  (30,527)       (887)
  (Increase) in prepaids and other                             (88)        (51)
  Increase(decrease) in accounts payable
   and accrued liabilities                                   3,798        (242)
  Other, net                                                  (555)       (126)
                                                           --------     -------
 Total adjustments                                         (23,072)     (1,683)
                                                           --------     -------
 Net cash used for operating activities                    (20,472)     (2,759)
                                                           --------     -------
 CASH FLOWS FROM INVESTING ACTIVITIES:

 Proceeds from sale of property & equipment                    934          30
 (Increase) in note & mortgage receivables                    (143)       (116)
 Additions to property & equipment                          (9,856)     (5,135)
                                                           --------     -------
 Net cash provided by (used for) investing activities       (9,065)     (5,221)
                                                           --------     -------
 CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from debt                                         29,067       4,405
 Issuance of treasury stock                                    -           274
                                                           --------     -------
 Net cash provided by (used for) financing activities       29,067       4,679
                                                           --------     --------
 NET (DECREASE) IN CASH AND CASH EQUIVALENTS                  (470)     (3,301)
                                                           --------     -------
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            1,071       3,659
                                                           --------     -------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                $   601      $  358
                                                           ========     =======

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

           .    Unaudited Consolidated Balance Sheet at June 30, 1994

           .    Audited Consolidated Balance Sheet at September 30, 1993

           . Unaudited Consolidated Statements of Operations for the nine and three month periods ended June 30, 1994 and 1993.

           . Unaudited Consolidated Statements of Cash Flows for the nine month periods ended June 30, 1994 and 1993.

        2.   NOTES PAYABLE AND LONG-TERM DEBT

             As of June 30, 1994, the Company had access to a $30 million working capital credit facility payable in January, 1996. Accordingly, the balance at June 30, 1994 was classified as long-term. This facility is collateralized by most of the Company's current assets. The outstanding balance at June 30, 1994 was approximately $25,477,000. Approximately $4,523,000 were additionally available to be borrowed under this facility. The interest rate on the facility is variable based upon the financial institution's cost of funds plus a margin.

             Additionally, as of June 30, 1994 the Company had a $6,000,000 short-term capital revolving credit facility to provide interim financing for capital projects. As of June 30, 1994 the balance on this facility was $5,000,000. The interest rate on this facility is variable based upon the financial institution's cost of funds plus a margin.

             At June 30, 1994, the Company's outstanding long-term debt (including the $25,477,000 balance on the working capital line of credit facility) was approximately $45,932,000, of which $2,187,000 matures in the next 12 months and the remainder matures at various times over the subsequent seventeen years.

             Interest paid, net of amounts capitalized, was approximately $750,000 and $1,523,000 for the nine months ended June 30, 1994 and 1993, respectively. Interest capitalized was approximately $373,000 and $188,000 for the nine months ended June 30, 1994 and 1993 respectively.

             Certain mortgage agreements contain loan covenants. At June 30, 1994, the Company was in compliance with its loan covenants.

        3.   INVENTORIES

             The major components of inventory are summarized as follows (in thousands):
                                           June 30,   September 30,
                                             1994         1993
             Finished goods                $44,771      $12,764
             Fruit-on-tree inventory         5,161        6,636
             Other                           1,055        1,060
                                           -------      -------
             Total                         $50,987      $20,460
                                           =======      =======







        4.   BUSINESS SEGMENT

             Segment financial data for the nine and three months ended June
        30, 1994 and 1993, except for total assets which are as of June 30,
        1994 and September 30, 1993, are as follows (in thousands):
                                                         Petroleum
                                                         and Related
                       Period                 Citrus     Products        Total
 Sales           Nine months ended 6/30/94    $ 57,201   $10,044      $ 67,245
                 Three months ended 6/30/94     23,200     3,279        26,479

                 Nine months ended 6/30/93    $ 53,160   $12,142      $ 65,302
                 Three months ended 6/30/93     22,286     4,073        26,359

 Operating       Nine months ended 6/30/94    $  4,782   $   -        $  4,782
  Profit (Loss)  Three months ended 6/30/94        975       -             975

                 Nine months ended 6/30/93    $  1,710   $   -        $  1,710
                 Three months ended 6/30/93      1,301       -           1,301

 Total Assets    June 30, 1994                $173,494   $ 2,683      $176,177
                 September 30, 1993            136,783     3,019       139,802

 Depreciation    Nine months ended 6/30/94    $  2,713   $   110      $  2,823
  & amortization Three months ended 6/30/94        975        34         1,009

                 Nine months ended 6/30/93    $  2,271   $   130      $  2,401
                 Three months ended 6/30/93        775        45           820

 Capital         Nine months ended 6/30/94    $  9,832   $    22      $  9,854
  expenditures   Three months ended 6/30/94      2,255         6         2,261

                 Nine months ended 6/30/93    $  5,123   $    12      $  5,135
                 Three months ended 6/30/93      1,760         2         1,762


 Intersegment sales approximate market and are not significant.


        RECONCILIATION OF OPERATING PROFIT(LOSS) TO INCOME(LOSS) BEFORE
        INCOME TAXES:

                                        Nine Months         Three Months
                                      Ended June 30,       Ended June 30,
                                      1994        1993     1994       1993
 Operating profit                    $4,782     $1,710     $975      $1,301
 Gain on disposition of property
  and equipment                         453        140        7         126
 Other                                   15        (66)       6           1
 Interest                            (1,113)    (1,639)    (484)       (502)
                                     -------    -------    -----      ------
 Income from continuing
  operations before income taxes     $4,137     $  145     $504      $  926
                                     =======    =======    =====     =======

       During the nine and three month periods ended June 30, 1994, the Company had one customer who individually accounted for approximately 25.4% and 23.5% of total sales for the respective periods. During the nine and three month periods ended June 30, 1993, the Company had one customer who individually accounted for approximately 24.7% and 21.9% of total sales for the respective periods.


        5.  INCOME TAXES AND OTHER

            The provision for income taxes for continuing and discontinued operations for the nine and three month periods ended June 30, 1994 and 1993 is summarized as follows (in thousands):

                                     Nine months          Three Months
                                   Ended March 31,       Ended March 31,
                                   1994       1993        1994     1993
        Current:
        Federal income tax       $  148     $(337)        $39     $ 76
        State income tax             24       (36)          6        8
                                 ------     ------        ---     ----
        Total                       172      (373)         45       84
                                 ------     ------        ---     ----
        Deferred:
        Federal income           $1,161        31          20      253
        State income tax            132         3          16       27
                                 ------     ------        ---     ----
        Total                     1,293        34          36      280
                                 ------     ------        ---     ----
         Total provision for
          income taxes           $1,465     $(339)        $81     $364
                                 ======     ======        ===     ====

             Following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 34% and the actual income tax provisions for the nine and three month periods ended June 30, 1994 and 1993 (in thousands):

                                            Nine Months     Three Months
                                           Ended June 30,   Ended June 30,
                                           1994     1993      1994   1993
 Expected income tax                      $1,382   $(481)     $159   $302
 Increase(decrease) resulting from:
   State income taxes,
    net of federal tax benefit               156     (50)       22     12
   Loss on foreign operations                 47      32        11    (35)
   Permanent items and other                (120)    160      (111)    85
                                          -------  ------     -----  -----
   Total provision for income taxes       $1,465   $(339)     $ 81   $364
                                          =======  ======     =====  =====

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

             The Company adopted FAS No. 109 during the fourth quarter of fiscal 1993 and has applied the provisions of FAS No. 109 retroactively to October 1, 1990. The prior periods have been adjusted and restated to reflect the effects of the retroactive implementation of FAS No. 109.

        6. DISCONTINUED OPERATIONS During the second quarter of 1993, the Company decided to sell the Petroleum Division comprised of Frank Carroll Oil Company. This decision resulted in a charge of $513,000 during that quarter, including a write down of the operating assets to their estimated net realizable value and an accrual for operating losses through the anticipated phase-out period. These charges were disclosed on the Consolidated Statements of Operations during fiscal 1993 for the respective periods. The Consolidated Statements of Operations reflect the deletion of sales, cost of sales, gross profit, selling, general and administrative expenses, interest expense, and all other items of profit and loss related to the Petroleum Division from net income from continuing operations. See
        Note 4, for disclosure of selected components of financial data for the Petroleum Division. As of August 12, 1994 the Company had not completed the sale of this division. See Management's Discussion and Analysis, "Other Significant Events".

        7. EMPLOYEE BENEFITS Certain officers and employees have employment contracts for additional retirement benefits, the cost of which is being accrued on a present value basis over the remaining term of the employment agreements. The lives of the officers and employees have been insured as a means of funding such benefits. These contracts become effective for fiscal 1994 and thereafter.
        The accrued liability for these additional retirement benefits at June 30, 1994 was approximately $69,000.

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

             The following table reflects changes in sales, cost of sales and gross profit by product line and other changes in the Statements of Operations through net income from continuing operations.
        During the second quarter of 1993, the Company decided to sell the Petroleum Division comprised of Frank Carroll Oil Company. Accordingly, the respective periods delete sales, cost of sales, gross profit, selling, general and administrative expenses, interest expense and all other items of profit and loss related to the Petroleum Division. Additionally, the prior year periods have been adjusted and restated to reflect the effects of retroactive implementation of FAS No. 109. (See Note 5 "Income Taxes" of the Notes to the Consolidated Financial Statements.)

             Nine months (YTD) and Three Months (QTR) Ended June 30, 1994 vs Nine months (YTD) and Three Months (QTR) Ended June 30, 1993
                                Increases/(Decreases)
                                    (in thousands)


                              Sales         Cost of Sales      Net Change
                            YTD      QTR    YTD    QTR        YTD       QTR
 Beverage Division. . .  $3,703      $428   $518  $  702      $3,185    $(274)
 Grove Management . . .     338       486    280     385          58      101
                         ------      ----   ----  ------      ------    ------
                         $4,041      $914   $798  $1,087       3,243     (173)
                         ======      ====   ====  ======
 Other costs and expenses:
  Selling, general and administrative  . . . . . . . . . . . .  (171)    (153)
  Gain on disposition of property and equipment  . . . . . . .   313     (119)
  Other expense  . . . . . . . . . . . . . . . . . . . . . . .    81        5
 Interest  . . . . . . . . . . . . . . . . . . . . . . . . . .   526       18
                                                              _______   ______
 Income from continuing operations before income taxes . . . . 3,992     (422)
 Provision for income taxes from continuing operations . . .  (1,433)     284
                                                              -------   ------
 Net income from continuing operations . . . . . . . . . . .  $2,559    $(138)
                                                              =======   ======

        RESULTS OF OPERATIONS

                                        SALES

             Sales for the nine and three month periods ended June 30, 1994 increased approximately $4,041,000 or 7.6% and approximately $914,000 or 4.1%, respectively compared to the same periods in the prior year. The Beverage Division accounted for the principal increase for the nine month period with increased sales of approximately $3,703,000. Grove Management sales increased by approximately $338,000 for the nine month period compared to the prior year. The Beverage Division and Grove Management accounted for increases of $428,000 and $486,000 respectively in the current three month period compared to the same period in the prior year.

        BEVERAGE DIVISION The Beverage Division sales increased approximately $3,703,000 or 7.4% and $428,000 or 2.0% in the current nine and three month respective periods compared to the same periods in the prior year. The principal increase during the current nine month period of approximately $5,916,000 resulted from increased prices for bulk frozen concentrated orange juice (FCOJ). Lower prices during the same period in the prior year were primarily the result of a larger crop in the 1992-93 season. Partially offsetting this increase was a decrease in revenues from the sales of bulk FCOJ of approximately $3,495,000 due to lower volumes. These lower volumes were a result of a larger movement of bulk FCOJ into the futures market in the same period in the prior year partially as a result of a larger crop from the 1992-93 season previously mentioned and significantly less available storage during that processing season. The Company subsequently increased its bulk storage capacity by 3.8 million gallons during fiscal 1994.
        Revenues from the sales of bulk FCOJ decreased approximately $4,494,000 during the current three month period as a result of lower volumes compared to the same period in the prior year. Partially offsetting this decrease were revenues of approximately $1,802,000 due to higher prices for bulk FCOJ during the current three month period.

        During the current nine and three month periods the Company experienced an increase in revenues of approximately $2,472,000 and $1,084,000 due principally from the sale of higher volumes of bulk frozen concentrated grapefruit juice (FCGJ) compared to the same periods in the prior year.

        The Company experienced a decrease in revenues from food service orange juice products of approximately $3,051,000 and $433,000 as a result of lower volumes for the current nine and three month respective periods compared to the same periods in the prior year. These reductions in volume were due in part to the decision of one of the Company's food service customers to move its business to an alternate supplier. Partially offsetting these decreases in volume were increases in the prices of food service orange juice products of approximately $547,000 and $378,000 for the current nine and three month periods.

        Additionally, the Company experienced an increase in revenues of non-orange juice beverage and drink base products of approximatley $948,000 during the current nine month period compared to the same period in the prior year as a result of increased volume. Lower prices on some of these products accounted for a decrease of approximately $358,000 during the current nine month period. During the current three month period the Company experienced an increase in revenues of approximatley $820,000 principally as a result of increased sales volumes on these same products.

        The Company experienced a sales decrease for the current nine and three month periods of approximately $807,000 and $673,000, respectively, of single strength citrus juices principally as a result of lower sales volumes. In addition, revenues from storage, handling and other activities decreased by approximately $332,000 and $496,000 during the current nine and three month respective periods compared to the same periods in the prior year. Offsetting these decreases were increases in revenues from the sale of by-products of approximately $1,863,000 and $2,440,000 during the current nine and three month periods. These increases were primarily the result of higher sales volumes of by-products during the current periods compared to the same periods in the prior year.

        GROVE MANAGEMENT DIVISION Grove Management sales increased approximately $338,000 or 10.1% and $486,000 or 47.1% for the current nine and three month periods respectively, compared to the same periods in the prior year. The principal increases of approximately $261,000 for the current nine month period were due to an increase in the price of fruit sold to third party packers and processors. Partially offsetting this was a decrease of approximately $71,000 in the volume of fruit sold to third party packers and processors. The principal increase for the current three month period of approximately $300,000 compared to the same period in the prior year also resulted from higher prices. Additionally, grove caretaking revenues increased approximately $137,000 and $58,000 for the current nine and three month periods. Also, harvesting revenues increased approximately $11,000 and approximately $128,000 for the current nine and three month periods.

                                     GROSS PROFIT

             Gross profit for the current nine and three month periods ended June 30, 1994 increased approximately $3,243,000 or 70.3% and decreased approximately $173,000 or 7.7%, respectively compared to the same periods in the prior year. The principal increases of approximately $3,185,000 during the current nine month period occurred in the Beverage Division. Grove Management gross profit increased approximately $58,000 in the current nine month period.
        Of the decrease in the current three month period, approximately $274,000 resulted from a decreased gross profit in the Beverage Division. This was partially offset by an increase of approximately $101,000 in Grove Management gross profit.

        BEVERAGE DIVISION Gross profit of the Beverage Division increased approximately $3,185,000 during the current nine month period and decreased approximately $274,000 during the current three month period compared to the same periods in the prior year. The principal increases of $3,682,000 and $632,000 for the current respective periods resulted from the sale of bulk FCOJ. Of these bulk FCOJ increases, higher prices for FCOJ during the current nine and three month periods accounted for increases in gross profit of approximately $5,916,000 and $1,802,000 respectively. Lower prices for FCOJ during the same periods in the prior year resulted from the larger crop for the 1992-93 season as previously mentioned. Partially offsetting these increases in prices for the current periods were decreases in gross profit during the current nine and three month periods of approximately $2,234,000 and $1,170,000, primarily as a combined result of higher cost of raw fruit and concentrate used in the production of bulk FCOJ in the current periods and lower volumes sold compared to the same periods in the prior year. Management expects the cost of bulk FCOJ inventory sold as bulk FCOJ and utilized in its value added products to continue to be higher over the next two quarters compared to the same periods in the prior year.

        The Company has in the past utilized and may in the future utilize the FCOJ futures market to hedge fruit inventory, anticipated requirements and sales commitments of FCOJ. The effects of this hedging activity, if any, are reflected in the cost of inventories and flow through cost of sales in the Consolidated Statements of Operations as a component of the cost of FCOJ as the associated products are sold. As of June 30, 1994 the Company held long positions in FCOJ futures with unrealized losses of approximately $266,000 which would have been realized if said positions would have been prematurely liquidated on that date. These unrealized losses are based upon the closing market price of equivalent futures obligation and do not necessarily represent prices at which the Company expects to sell the FCOJ. Additionally, the Company has recognized in the current nine and three month periods approximately $523,000 in losses on long positions in excess of anticipated purchase requirements.

        The Company experienced decreases in gross profit during the current nine and three month periods from the sale of bulk FCGJ of approximately $500,000 and $251,000 principally as a combined result of higher cost and higher volumes.

        Gross profit on the sale of food service orange juice products increased during the current nine month period by approximately $335,000. Of this increase during the current nine month period approximately $547,000 was a result of higher prices.

                                       -12-
        Lower cost of inventory carried over from last year accounted for an increase in gross profit of $167,000 during the current nine month period. These increases for the current nine month period were partially offset by a decrease in the volume of sales of approximately $378,000. Gross profit on the sale of food service orange juice products decreased during the current three month period by approximately $119,000. Of this decrease, approximately $434,000 was a result of a higher cost of inventory in the current period compared to the same period in the prior year as the current season's higher cost bulk FCOJ inventory began to be utilized. This decrease was partially offset by an increase in prices during the current three month period of approximately $378,000. A reduction in volume accounted for a decrease in gross profit of approximately $63,000 for the current three month period compared to the same period in the prior year.

        The Company experienced an increase in gross profit on its non-orange juice beverage and drink base products of approximately $491,000 and $103,000 for the current nine and three month periods respectively. Offsetting these increases were decreases in gross profit for the current nine and three month periods of approximately $53,000 and $92,000 from the sales of single strength citrus juices.

        Gross profit from storage, handling and other activities decreased approximately $89,000 and $254,000 in the current nine and three month periods respectively compared to the same period in the prior year.

        The Company experienced an increase in gross profit from the sale of by-products of approximately $1,388,000 and $1,777,000 for the current nine and three month respective periods compared to the same periods in the prior year principally as a result of higher volumes.

        At the end of the third quarter the Company provided for a write-down of approximately $1,547,000 to its various bulk inventories as a net realizable value adjustment relative to the anticipated market prices for these products as of June 30, 1994. The Florida citrus industry is highly cyclical with market prices for processed citrus juices subject to wide fluctuations. Market prices are highly sensitive to crop sizes as well as other factors such as weather and competition from foreign crops.

        GROVE MANAGEMENT Grove Management gross profit for the nine and three month periods increased approximately $58,000 and $101,000 respectively compared to the same periods in the prior year. The principal increases of approximately $85,000 for the nine month period and $156,000 for the three month period were due to an increase in the price of fruit sold to third party packers and processors. Additionally, gross profit from caretaking operations increased approximately $33,000 and $12,000 for the current nine and three month respective periods. Offsetting these increases were decreases in the gross profit from harvesting operations during the nine and three month periods of approximately $60,000 and $67,000 respectively.

                     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

             Selling, general and administrative expenses increased approximately $171,000 or 5.9% and $153,000 or 16.0% for the current nine and three month periods, respectively, compared to the same


                                        -13-

        periods in the prior year. Of the increase for the nine month period, approximately $160,000 resulted from increased labor costs and approximately $11,000 resulted from increased other costs. Of the increase for the three month period, approximately $66,000 resulted from increased labor costs and approximately $87,000 resulted from increased other costs.

           GAIN/(LOSS) ON DISPOSITION OF PROPERTY AND EQUIPMENT AND OTHER

             The increased gain on the disposition of property, equipment and other of approximately $313,000 for the nine month period ending June 30, 1994 was principally due to a gain on a sale of commercial property in fiscal 1994 as compared to a gain on a sale of property held for disposal during the prior fiscal year.

                                   INTEREST EXPENSE

             Interest expense decreased approximately $526,000 or 32.1% and $18,000 or 3.6% in the current nine and three month periods respectively, compared to the same periods in the prior year. The primary decrease of approximately $661,000 during the nine month period was due to lower interest rates on debt. Additionally, interest capitalized increased approximately $185,000 and other interest-related charges decreased approximately $124,000. Offsetting these decreases was an increase of approximately $444,000 due to increased borrowings. For the three month period, interest expense increased approximately $9,000 due to increased rates and increased approximately $34,000 due to borrowings. These increases were offset by a decrease in other interest-related charges of approximately $30,000 and an increase in interest capitalized of approximately $31,000.

                          LIQUIDITY AND CAPITAL RESOURCES

             The Company's Bartow processing plant normally operates from early December through May or June. While the plant is in operation, the inventory of processed juice increases to a level which will cover anticipated sales until the following December when the plant begins operation again. The Company's working capital credit facility is generally utilized to finance the inventories. Borrowings under this credit facility normally peak in May or June. The Company began processing activities for the current season in late November 1993.

             The Company's ability to generate cash adequate to meet its needs, including the financing of its inventories and trade receivables, has been supported primarily by cash flow from operations and periodic borrowings under its $30 million credit facility. This facility is secured principally by most of the Company's current assets. The outstanding balance at June 30, 1994 was approximately $25,477,000 and approximately $4,523,000 of additional borrowings were available under this facility. As of April 1, 1994 the working capital credit facility was increased from $20 million to $30 million. This increase in the working capital facility was necessary to finance the larger inventories resulting from the increased volume of fruit being processed and due to the increased inventory storage capacity previously mentioned. The interest rate is variable based upon the financial institution's cost of funds plus a margin. The terms of the agreement call for repayment of the principal amount in January 1996, accordingly, it is classified as long-term. As of July 31, 1994, the Company's outstanding balance was approximately $26,216,000 and approximately $3,784,000 of additional borrowings were available under this facility. The Company anticipates that the working capital facility will be adequately serviced with cash proceeds from operations.

             Additionally, as of June 30, 1994 the Company had a $6 million short-term capital revolving credit facility to provide interim financing for capital projects. As of June 30, 1994 the outstanding balance on this facility was $5 million. The interest rate on this facility is variable based upon the financial institution's cost of funds plus a margin.

                                         -14-
             Current assets increased approximately $29,047,000 as of June 30, 1994 compared to the fiscal year ended September 30, 1993. The principal component of this was an increase in inventories of approximately $30,527,000 in the first nine months of the current year due the processing season. The Company's accounts receivable balance increased $1,039,000 compared to the fiscal year end. Additionally, there was a decrease in cash and short-term cash investments of approximately $470,000 and advances on fruit purchases decreased approximately $2,137,000 to zero as the Company received the purchased fruit associated with the deposits.

             Current liabilities increased during the first nine months of fiscal 1994 approximately $8,803,000 compared to the fiscal year ended September 30, 1993. The principal reason for this increase was due to increased capital expenditures financed with the previously mentioned short-term capital revolving credit facility.

             Long-term debt increased approximately $24,067,000 during the current nine month period. This was principally the result of an increase of approximately $25,477,000 on the Company's long-term working capital facility due to the processing season. Offsetting this increase was a decrease of approximately $1,410,000 which represents scheduled principal payments made on long-term debt during the nine month period.

             At June 30, 1994 the Company's outstanding long-term debt was approximately $43,745,000 including the working capital facility of approximately $25,477,000. In addition, current installments of long-term debt are approximately $2,187,000 with the remaining amounts due on various dates over the subsequent seventeen years. The Company anticipates that amounts due over the next twelve months will be paid out of working capital. At June 30, 1994, the Company was in compliance with its loan covenants.

             The Company completed the installation of new irrigation systems for 1,798 acres of Company-owned Joshua and Bermont groves during the first nine months of the current fiscal year at a cost of approximately $1,361,000. Irrigation improvements to an additional 1,235 acres are currently under consideration. Additional expenditures of approximately $647,000 have been made during the current year primarily for grove operations equipment. Other capital projects totaling approximately $5.5 million are in varying stages of completion for the purpose of improving the efficiency and capacity of the Bartow processing facility, including the recently completed project that expanded the capacity of its concentrate bulk storage facility at Bartow by approximately 3.8 million gallons.

             The Company anticipates that these improvements will be financed principally by securing additional funds under existing mortgages or from working capital.

                               OTHER SIGNIFICANT EVENTS

             In October 1993 the USDA announced a Florida crop estimate of approximately 172,000,000 boxes of oranges for the 1993-94 season.
        As of June 30, 1994, the updated estimated 1993-94 crop was estimated at approximately 174,300,000 boxes of oranges. Even though this is a decrease from the prior season's crop of 186,500,000 boxes of oranges, expectations of ample supplies resulting from an unusually large Florida citrus industry carryover of concentrated orange juice into the current season has caused sharply decreased prices for bulk FCOJ since the beginning of the current fiscal year.

             The Company has negotiated with several parties for the sale of the Petroleum Division and discussions with a potential purchaser are ongoing. The Company is continuing to operate the Petroleum Division as discussions progress. During the interim period the operations of the Petroleum Division are not expected to materially affect net income or liquidity of the continuing operations of the Company.



                                         -15-












































                              PART II. OTHER INFORMATION

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                                       EXHIBIT

        Exhibit                Description of Exhibits            Page No.
        No.
        10.18        The First Amendment to the Loan Agreement       17
                     By and Among Orange-co, Inc. and SunBank,
                     National Association for a Revolving Line of Credit.

        10.19        The Second Amendment to the Loan Agreement      24
                     By and Among Orange-co, Inc. and SunBank
                     National Association for a Revolving Line of Credit.


                                      SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             ORANGE-CO, INC.
                                             (Registrant)




 Date: August 12, 1994                         By:Gene Mooney
                                               _____________
                                               Gene Mooney
                                               President and
                                               Chief Operating Officer





 Date: August 12, 1994                         By:Dale A. Bruwelheide
                                               ___________________
                                               Dale A. Bruwelheide
                                               Vice President and
                                               Chief Financial Officer