Form 10-K
period 1994-09-30
ORANGE CO INC /FL/
filed 1994-12-23
CIK 4507

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C. 20549
                                     FORM 10-K
(Mark One)
(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
     ACT OF 1934                                         (FEE REQUIRED)

For the Fiscal Year Ended                              Commission File No.
September 30, 1994                                            1-6442-1

                                       OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934                                    (NO FEE REQUIRED)

                                   ORANGE-CO, INC.
              (Exact name of registrant as specified  in its charter)

          FLORIDA                                  59-0918547
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                    Identification Number)

    2020 U.S. Highway 17 South
         P.O. Box 2158
      Bartow, Florida  33830                           (813) 533-0551
(Address of principal executive offices)         (Registrant's telephone no.)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.50 par value

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                 []

Aggregate market value of the common stock held by non-affiliates of Registrant at December 2, 1994 (based on the closing price on December 2, 1994): $25,218,634.

Number of shares outstanding of common stock, $.50 par value, as of December 2, 1994: 10,298,475 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in Part III of this Annual Report on Form 10-K: Proxy Statement for the 1995 Annual Meeting of Stockholders - Items 10, 11, 12 and 13.







                               ORANGE-CO, INC.
                          INDEX TO ANNUAL REPORT
                              ON FORM 10-K

                                                                  PAGE NO.
Part I

     Item  1  - Business...........................................  3
     Item  2  - Properties......................................... 12
     Item  3  - Legal Proceedings.................................. 13
     Item  4  - Submission of Matters to a Vote of Security
                 Holders........................................... 13

Part II

     Item  5  - Market for the Registrant's Common Stock and
                 Related Shareholder Matters....................... 13

     Item  6  - Selected Financial Data............................ 14

     Item  7  - Management's Discussion and Analysis of
                 Financial Condition and Results of Operation...... 16

     Item  8  - Financial Statements and Supplementary Data........ 26

     Item  9  - Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure............ 53
Part III

     Item 10 -  Directors and Executive Officers of the
                 Registrant........................................ 53

     Item 11 -  Executive Compensation ............................ 53

     Item 12 -  Security Ownership of Certain Beneficial Owners
                 Management........................................ 53

     Item 13 -  Certain Relationships and Related
                 Transactions...................................... 53

Part IV

     Item 14 -  Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K............................... 54

Item 1.  BUSINESS


OVERVIEW

     Orange-co, Inc. and subsidiaries (the "Company") is an integrated citrus company primarily engaged in growing and processing citrus products as well as packaging and marketing these products and other beverages.
As of November 30, 1994, the Company owned and managed approximately 15,720 acres of Florida citrus groves and the fruit harvested therefrom. The production from these groves is principally used in the Company's citrus processing operations in Bartow, Florida (the "Bartow Plant"). This processing facility has concentrate, blending, pasteurized single strength juice, by-product, packaging and storage operations providing the versatility to make many citrus and related beverage products for sale in a variety of markets. The Company also packages and sells non-citrus beverages to complement the citrus related products supplied to its customers in the food service business.
Additionally, the Company offers a line of formulated citrus and non-citrus beverage bases for reconstitution by industrial and retail packers. The Company entered the formulated beverage base business in August 1993 with the purchase of the stock of International
Fruit, Inc.

     Its citrus processing plant in Reynosa, Mexico, OrancoMex S.A. de C.V., which was purchased in 1989, although currently non-operational, had produced citrus juice, principally chilled orange juice, frozen concentrated orange juice and grapefruit juice. In addition, the Reynosa plant in fiscal 1991 and 1992 produced and packaged fruit salad from sectioned citrus fruit. The facility is idle due to the unreliability of an economic supply of citrus fruit in Mexico as a result of the December 1989 freeze. The Company is currently exploring opportunities to sell this facility or otherwise recover this asset.

     The Company also had engaged in the sale of petroleum products at the wholesale and retail level operating through its subsidiary, Frank Carroll Oil Company. The Company had been negotiating to sell this subsidiary during fiscal 1993 and 1994. A sale of all of the capital stock of Frank Carroll Oil Company was completed effective September 30, 1994. The Petroleum Division, consisting only of Frank Carroll Oil Company, has been reported as a discontinued operation since the second quarter of fiscal 1993. (See Note 8 of the Notes to the Consolidated Financial Statements "Discontinued Operations".)

     During the period from fiscal 1990 through fiscal 1992 the Company sold part of its assets including its fresh fruit packing facility at Lake Hamilton, Florida and various citrus groves totaling approximately 3,333 acres. The proceeds from these sales of approximately $39,247,000 were principally used to reduce the Company's debt. All of the tax gain realized from these asset sales was sheltered by the Company's tax net operating loss carryforward. There remained approximately $11,042,000 of the tax loss carryforward at September 30, 1994.

     The Company is no longer actively marketing any significant portion of its citrus acreage. Certain undeveloped and non-citrus acres may be sold if the opportunity arises. The Company from time to time is also involved in certain land trades intended to increase the productivity of the Company's citrus land.

     The Company's processed juice production has typically varied from season to season depending on the size of the Florida crop, the Company's crop and other conditions in the industry. The Florida citrus industry experiences fluctuations, which can be wide ranging, in the size of the citrus crop harvested from season to season causing fluctuations in citrus juice prices and therefore presenting significant variations in industry economic conditions and opportunities. The Company's fruit production from its groves has fluctuated in a manner similar to the Florida citrus industry. It is anticipated that the continuing rehabilitation of the Company's Joshua Grove located in DeSoto County, Florida will provide


                               -3-
relatively more fruit from the Company's groves in the coming years as these efforts take effect. Additionally, the Company's juice production is not expected to fluctuate as much as a result of the expansion of its fruit purchase and participation programs. As the Company enters the 1994-95 season, the United States Department of Agriculture (USDA) has announced an anticipated Florida crop of approximately 196,000,000 boxes of oranges. It is uncertain what the effect of this crop will be on the Company's results for the 1994-95 fiscal year.

     In May 1992, Stoneridge Resources, Inc. ("Stoneridge"), which then owned approximately 52% of the Company's outstanding common shares, sold those shares to Ben Hill Griffin, Inc. and an affiliate. Ben Hill Griffin, Inc. is a privately owned agribusiness corporation located in Frostproof, Florida.


SALES BY PRODUCT LINE

     The following table sets forth the Company's sales by product line (in thousands).

                                Years Ended September 30,
                                      1994        1993         1992

 Beverage Division                   $72,637     $68,092      $70,286

 Grove Management Division             4,119       3,846        9,604
                                     -------     -------      -------
 Sales from Continuing Operations     76,756      71,938       79,890
                                     -------     -------      -------

 Discontinued Petroleum Division      12,986      15,591       12,847
                                     -------     -------      -------
 Total Sales                         $89,742     $87,529      $92,737
                                     =======     =======      =======

BEVERAGE DIVISION

    The Company produces bulk frozen concentrated orange juice
("FCOJ") and frozen concentrated grapefruit juice ("FCGJ")
(collectively, "concentrate"), fresh squeezed orange and grapefruit juice, reconstituted juices and several citrus by-products at its Bartow Plant. The production of concentrate principally involves extracting the juice from the fruit, evaporating most of the water from the juice and then refrigerating the juice concentrate at the proper storage temperature. The Bartow Plant's current production capacity is estimated to be approximately 9,500,000 boxes of fruit annually. During the 1989-90 season, production was sharply curtailed because of the December 1989 freeze to approximately
4,476,000 boxes processed. The 1990-91 and 1991-92 Company produced and managed crops provided approximately 3,720,000 and 3,204,000 boxes respectively. The reduction of boxes processed in a higher grove production year such as fiscal 1991 in part represents the reduction in volume resulting from the sale of certain of the Company's groves and in part the decision by the Company during that period to process fruit obtained primarily from its owned and managed groves. The reduction in boxes processed during fiscal 1991 from Company owned and managed groves was partially offset by the Company processing citrus (primarily oranges) into concentrate for certain customers under contract.
During the 1991-92 season the Company increased this activity.
During fiscal 1993 the Company expanded its program to obtain fruit to process in its juice processing plant from non-Company sources and processed a total of approximately 8,149,000 boxes of citrus fruit. During the 1993-94 processing season the Company processed approximately 9,296,000 boxes of citrus fruit from Company and non-
Company sources. It is anticipated, conditions permitting, that the Company will continue

                                -4-


to process fruit from non-Company sources in addition to its own fruit.
The Company also purchases processedconcentrate for blending and resale. Additionally, the Company recently expanded its bulk concentrate storage capacity by approximately 3.8 million gallons providing a total storage capacity of approximately 7.5 million gallons of frozen concentrated juices.

    The Company packages a substantial portion of the processed concentrate in various containers and dispensers for sale to major food service companies for ultimate distribution to restaurants, hotels, hospitals and other food service customers. The remainder of the orange concentrate is sold in bulk tankers and drums to dairies, brokers and other distributors, as well as the futures market. Additionally, a portion of the fruit is processed into single strength not from concentrate ("NFC") juice products. The Company may from time to time, depending upon conditions then existing in the citrus industry, decide to vary its sales mix.

    Most recently, within the food service market, the Company has emphasized the development of a full line of beverage products, to supplement its traditional emphasis on orange juice. The
Company's product line now includes several types of juices, including orange and grapefruit, and non-citrus beverages such as grape, apple, cranberry, fruit punch and lemonade, a variety of 10% to 50% juice base drinks, isotonic beverages and liquid concentrated tea.

    In August 1993 the Company expanded its drink base products to include a line of citrus and non-citrus formulated frozen concentrated drink bases to be reconstituted by industrial and retail packers. This expansion took place through the purchase of all of the outstanding stock of International Fruit, Inc., an established producer and marketer of these products.

    As previously mentioned, the Company's plant in Reynosa, Mexico, OrancoMex S.A. de C.V., which had produced bulk FCOJ and FCGJ and fruit salad, is idle due to the unreliability of an economic supply of citrus fruit as a result of the 1989 freeze. The Company is currently exploring opportunities to sell this facility or to otherwise recover this asset.

    The following table sets forth the equivalent concentrate and fresh squeezed gallons produced at the Company's plants during each of the last five seasons. The number of gallons shown is based on a concentrate factor of 65 degree brix, a measure of the percent of sugar in the fruit.

            Bartow      Bartow     Reynosa    Reynosa
            Plant:      Plant:     Plant:     Plant:
            Processed   Processed  Processed   Other
            Orange      Grapefruit  Orange     Citrus
Season      Juice       Juice      Juice      Juices     Total
 1989-90    2,949,320    46,263    590,832       -       3,586,415
 1990-91    3,252,776    22,846     29,905    27,055     3,332,582
 1991-92    4,405,788    29,884        -         -       4,435,672
 1992-93    6,779,429   479,954        -         -       7,259,383
 1993-94    7,138,798   968,449        -         -       8,107,247

   The sales price for bulk concentrate sold by the Company is determined by market prices which in the past have been subject to fluctuations. Such fluctuations are expected to continue. The Company has, from time to time, used the frozen concentrate orange juice futures market to hedge fruit, FCOJ inventory, purchase and sales commitments.

   The Bartow Plant also produce several citrus by-products.
One process extracts d'limonene oil (a chemical additive for products such as paint thinner, cleansers and cosmetics) from orange peel and processes the remaining peel and

                                -5-

pulp for sale as cattle feed. A secondary extraction process is also performed by which juice is extracted from the fruit pulp remaining from the concentrate operation. This product is used in the production of an orange pulp wash concentrate (an ingredient of beverages consisting of less than 10% natural juices) and is sold in bulk to various customers. The Bartow Plant also produces a by-product known as pulpcells, which is sold to manufacturers for use as a filler and flavor ingredient in citrus juice products.

   The Company operates a cold storage facility at Bartow, Florida, which is certified by the United States Customs Service for duty deferred customs storage and by the New York Cotton Exchange as a delivery point for FCOJ futures contracts. As previously mentioned the Company recently expanded this facility by 3.8 million gallons of capacity in February 1994.

THE GROVES

   As of November 30, 1994, the Company owns approximately 12,696 acres of citrus groves and also manages approximately 3,024 acres of citrus groves (collectively, the "Groves"). The Groves constitute approximately 1.8% of Florida's total grove acreage which is reported to be 853,742 acres.

   As previously mentioned, the Company sold 3,333 acres of citrus groves between August 1990 and November 1991. As of November 30, 1994 the Company is not marketing any significant acreage of citrus groves. The Company may sell certain non-citrus grove acreage.

   The following table lists the locations of the Groves by county and the approximate number of acres of groves owned and managed by the Company in Florida as of the year ended September 30, 1994.

  Location                Groves      Groves
                          Owned       Managed

 Polk County               204           -
 DeSoto County          11,610         2,749
 Charlotte County          882           275
                        ______         _____
 Totals                 12,696         3,024
                        ======         =====

   The following table reflects the production from groves owned and managed by the Company for each of the past five seasons. The Company's harvesting and processing activities generally begin in October of each year and continue through the following May or June. This period of production is referred to herein as a "season".

                           -6-

                                                     Average
                                                     Production
                           Managed    Total          Per
Season      Owned Groves   Groves     Production     Acre (1)
            (in Acres)                (in boxes)


 1989-90    16,020 (3)      3,175 (2)   4,390,000      229
 1990-91    11,125          3,274 (2)   4,625,000      321
 1991-92    11,129          2,494       3,903,000      287
 1992-93    11,583          2,544       4,160,000      294
 1993-94    11,523          2,695       3,542,218      249

<F1>
   (1)Calculated by dividing total production by total number of productive grove acres owned and managed as of September 30, 1991, 1992, 1993 and 1994 and August 31, 1990.
<F2>
   (2)Excludes approximately 2,590 and 577 managed acres for 1989-90 and 1990-91 respectively, on which the Company did not maintain participation contracts.
<F3>
   (3)Includes 2,760 acres that were sold following the harvest of the 1989-90 season production. The Company harvested approximately 338,000 boxes from these 2,760 acres during the 1989-90 season.

   In the past, damaging frosts or freezes have occurred throughout Florida. Freezes can adversely affect the productivity of groves for those years in which they occur and for several years thereafter. A frost in February 1989 damaged the bloom in groves within the citrus industry, including certain of the Company's groves, and a state-wide freeze occurred in late December 1989. The Company experienced tree loss from the December 1989 freeze principally in its northern-most properties known as the Polk County Groves. Only about 6% of the Company's acreage was located in this area. As of September 30, 1994 only approximately 1.6% of the Company's acreage is located in Polk County.

   The following table lists the actual Florida crop of round oranges over the past five seasons expressed in the number of ninety pound boxes.

SEASON    NINETY POUND BOXES
1989-90   110,200,000
1990-91   151,600,000
1991-92   139,800,000
1992-93   186,500,000
1993-94   174,200,000

   As previously mentioned, as the Company enters the 1994-95 season the USDA has announced an anticipated Florida orange crop of approximately 196,000,000 boxes.

   In addition to productive grove acreage, as of November 30, 1994, the Company owns approximately 7,083 acres of land, much of it in the vicinity of the groves, of which approximately 3,121 acres are prepared for citrus planting, approximately 2,487 acres are suitable for cultivation and 1,475 acres are used as water retention areas, roadways and similar ancillary uses or are unusable.

   The Company's plan calls for, among other actions, the rehabilitation of its citrus acreage thereby increasing productivity, cash flow and market values. During fiscal 1991 the Company completed the rehabilitation of 320 acres of citrus groves.
During fiscal 1992 the Company accelerated its rehabilitation project at its Joshua Grove in DeSoto County, Florida, with the planting of approximately 202,000 new trees. The rehabilitation continued with the planting of approximately 112,000 trees and the installation of an irrigation system covering an additional 1,360 acres which was completed during fiscal 1993 and the planting of approximately 103,000 trees and the installation of an irrigation system covering an additional 1,670 acres during fiscal 1994.
Further plans call for expenditures during fiscal 1995 to irrigate and rehabilitate an additional 1,142 acres and plant approximately
90,000 trees.

   During the 1993-94 season, substantially all of the fruit harvested from the Groves was used in the Company's processing plant. Most of the 1994-95 crop from the Groves is expected to be used in the Company's processing plant.

GROVE MANAGEMENT

   In addition to caring for its own groves, the Company provides grove care, harvesting and marketing services for groves owned by others. The Company's grove care services include periodic application of fertilizers, herbicides and pesticides, monitoring for diseases and pests, liaison with local water control districts as to irrigation and drainage requirements and monitoring rainfall and temperature information. In addition to performing these services as part of a standard-care contract, the Company also performs other custom-care services, including trimming, topping, application of soil conditioners, reshaping of beds and replacement of damaged or dead trees on an "as needed" basis. As of November 30, 1994 the Company managed 2,468 acres on a standard care basis and 556 acres on a custom care basis. The Company has experienced reductions in its caretaking operations for other grove owners during the last five years due to the sale of certain of its own groves in close proximity to these customers. The Company does not anticipate further significant reductions in fiscal 1995.

   Grove care contracts generally provide for services at the Company's cost plus a negotiated fee, usually expressed as a percentage of cost. Grove care charges are payable monthly. The
Company's grove care contracts are generally short-term in nature or terminable upon short notice.

   The Company enters into marketing contracts with certain growers ("participation contracts"), whereby the Company purchases the fruit for a price determined by the proceeds ultimately received by the Company for the products sold from that season's fruit. The Company deducts from the price to be paid certain production and overhead costs, industry assessments and a marketing fee. These contracts are generally renewable annually and are terminable upon short notice. The Company's remaining fruit purchases are made under annual contracts that provide for purchase based upon market prices prevailing at the time of the agreement or are made on a "spot" basis.


PETROLEUM PRODUCTS AND RELATED BUSINESSES

   The Company was engaged in the wholesale and retail sale of petroleum products through a subsidiary, Frank Carroll Oil Company ("Carroll Oil"). Carroll Oil's principal business is selling Texaco petroleum products to service stations and other customers in southwestern Florida. In addition, Carroll Oil purchases fuels from independent oil companies to supply non-retail customers and service stations that do not advertise Texaco products. Carroll Oil also owns and operates a bulk fuel and oil distribution facility and two retail service station-convenience stores near Fort Myers, Florida.

   During fiscal 1993 the Company began negotiating the sale of Carroll Oil, and accordingly this subsidiary is reported retroactively as a discontinued operation. (See Consolidated
Statement of Operations, and Note 8 to the Notes to the Consolidated Financial Statements "Discontinued Operations".) The Company completed the sale of 100% of Carroll Oil stock effective September
30, 1994 for total proceeds of approximately $966,000 in cash and notes and accordingly is no longer engaged in the sale and distribution of petroleum products.

   In June 1991, the Company sold all of the assets of its wholly owned subsidiary, Morrison Pump and Equipment Service Company and accordingly is no longer engaged in the business of selling, installing and servicing petroleum pumps, tanks and related equipment.

EMPLOYEES

   As of November 30, 1994, the Company employed approximately 201 full-time, non-seasonal employees in production-related activities, including its operations at the Bartow Plant and its grove management operations. The Company also employs approximately 94 administrative personnel. The number of full-time employees increases to approximately 470 during the Company's peak period of operations. Management believes that relations between the Company and its employees are good.

        GENERAL INFORMATION REGARDING CITRUS OPERATIONS

AGRICULTURAL CONDITIONS. The citrus industry is subject to various factors over which growers and processors have limited or no control, including weather conditions, disease, pestilence and water supply. Although the subtropical Florida climate generally favors cultivation of citrus fruit, no citrus-producing area of Florida is immune from weather conditions which can damage citrus trees and fruit. In the past, damaging frosts or freezes have occurred throughout Florida. A freeze can adversely affect the productivity of groves for the year in which it occurs and for several years thereafter by causing tree damage or destruction. Other weather conditions which could adversely affect the groves and grove production include, but are not limited to, drought, excessive moisture, hurricanes, wind and hail. The Company does not maintain crop or tree insurance.

MARKET PRICE FLUCTUATIONS. Market prices for processed citrus juice are subject to fluctuations. The variation in the size of the industry crop as previously mentioned has resulted in large changes in the price of FCOJ, FCGJ and related products. Market prices are highly sensitive to crop sizes as well as other factors such as weather and the competition from foreign crops.

   The Company has from time to time used the FCOJ futures market to hedge fruit and FCOJ inventory to reduce price risk. Under this program the Company may enter into sales contracts on the FCOJ futures market in relation to its current and future orange juice concentrate inventories to offset anticipated fluctuations in concentrate prices, thereby protecting margins in advance of actual sale and delivery. Additionally, the Company may enter into purchase contracts for FCOJ on the futures market to reduce the price risk and assure an adequate supply on purchased FCOJ needs. The Company maintains accounts with brokers which have deposit maintenance requirements that can fluctuate as a result of changes in the price of FCOJ futures, which can affect liquidity.

GOVERNMENTAL REGULATIONS. Fresh citrus fruit and processed juice are produced and marketed under strict federal and state regulations and supervision. The Company has experienced no difficulties in complying with these regulations.

   All property in the State of Florida is subject to the jurisdiction of water management districts which manage water to maximize its supply, quality and flood protection. Currently all necessary water permits have been obtained for the Groves to date. In the event of a water shortage, the water management districts have the authority to restrict water usage in the Groves which could have a material adverse effect upon the groves and their production of fruit. Certain of the Groves are also located within local water management districts which are established either by the Florida Department of Natural Resources or by the landowners themselves.
The water management districts primarily regulate the drainage and irrigation of the lands within each district and make annual assessments on the landowners for the costs of related improvements, maintenance and operations.

   Certain provisions of the Immigration Reform and Control Act of 1986 could limit the availability of seasonal labor necessary to harvest the Company's crops. The Company has not experienced a shortage of seasonal labor to date and does not anticipate a shortage during the 1994-95 season.

   The Company is currently designing a new spray field system for its Bartow facility to meet the requirement of all environmental agencies. During fiscal 1994 and 1993 the Company spent approximately $267,000 and $245,000 respectively, on this system and compliance of other environmental matters of which approximately $52,000 and $141,000 were capitalized. The Company anticipates the expenditure of approximately an additional $500,000 during fiscal 1995 on the new system and other environmental matters.

SEASONALITY AND WORKING CAPITAL. The citrus industry is seasonal, with the Company harvesting fruit and processing it into juice from October through June. However, the juice is stored and sold throughout the year and revenues levels are sometimes affected by seasonal price movements. In contrast, the value-added food service business has relatively low seasonal variations.

   Inventories of processed juice are accumulated during each season to enable the Company to cover sales and deliveries through the beginning of the production cycle in the next season. This cyclical peaking of processed juice inventories generally results in a need for larger amounts of working capital during certain times of the year. The Company principally uses a line of credit to finance inventories. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

COMPETITION. The Company competes with numerous growers and processors, some of which are larger than the Company. Price, quality and marketing are the principal competitive factors in selling processed juices. The Company believes that its production capacity and efficiencies, when fully utilized, provide it with an enhanced ability to compete. Because of the size of the domestic citrus industry, no individual grower or processor can exercise appreciable influence over the selling price of the Company's bulk citrus products nor the price of its fruit supply. However, the market for the Company's value-added beverage products sold to food service customers is characterized by fewer producers some of which are significantly larger than the Company and can influence the market price for these products. Although the Company accounted for approximately 6.6% of Florida FCOJ production during the 1993-94 season, several other producers account for greater percentages. Foreign processors of concentrate, particularly Brazilian, are believed to produce concentrate at a lower cost than that produced in the United States. Brazilian processors may also receive subsidies from the Brazilian government to which there are no comparable benefits received by domestic processors. The effect of these cost advantages is partially diminished by a United States import tariff, but, nevertheless, because of the volume of their exports to the United States and other countries and the cost of production, Brazilian producers significantly influence the selling price of concentrate. Production levels and pricing by Brazilian producers may affect the selling prices for concentrate, and Brazilian exports of concentrate have been viewed by many in the industry as a competitive threat to domestic processors. Even so, the Company considers Brazilian exports to be a potential source of supply during periods when domestic citrus products are unavailable or in short supply. The Company further believes that the opening of new or expanded markets for concentrate, such as Japan and Europe, may offset to some extent the impact of Brazilian competition.

   Competition from Mexico may increase with the implementation of the North American Free Trade Agreement (NAFTA) with Mexico, which was implemented in January 1994. This Agreement provides for the elimination of United States tariffs on citrus products imported into the United States from Mexico over a 15 year period, increasing competition for domestic suppliers.

   The Company has several registered trademarks which are not currently in wide usage.

FOREIGN AND DOMESTIC OPERATIONS. The Company derived approximately 15.2%, 6.2%, and 5.4% of its revenue from foreign sales during fiscal 1994, 1993, and 1992 respectively. All of the Company's foreign sales are from the Florida operations.

   Substantially all of the Company's assets are located in the State of Florida except for the assets of its Mexican citrus processing facility which represents less than 1.0% of the Company's total assets. The plant, located in Reynosa, Mexico, is owned by OrancoMex, S.A. de C.V., a wholly owned subsidiary of the Company.

BUSINESS SEGMENTS.

   The Company's gross sales, pretax income and assets were attributable to its two business segments: (1) citrus fruit, processed juice, and grove management; and (2) petroleum and related product sales. The Company's citrus related segment represented approximately 85.5% of the Company's gross revenues for the year ended September 30, 1994 and all of the Company's assets as of September 30, 1994. The Company's petroleum and related product sales operation is reported as the Discontinued Petroleum Division and represented approximately 14.5% of the Company's gross revenues for the year ended September 30, 1994. (See Note 15 of the Notes to Consolidated Financial Statements "Business Segment".) As previously mentioned the Company sold the Petroleum Division as of September 30, 1994.

   The Company has two customers in the citrus segment that accounted for 30.9% and 10.3% of that segment's revenue for fiscal 1994. Relationships between the Company and these two customers are currently good and are expected to remain so. All other customers in the citrus segment individually account for less than 10% of total sales for this segment. For further information on significant customers over 10% of total Company Sales see Note 1 of the Notes to the Consolidated Financial Statements "Summary of Significant Accounting Policies".

Item 2.  PROPERTIES

   The following table sets forth certain information regarding the principal properties owned by the Company and its wholly owned subsidiaries as of November 30, 1994.

Location         General Character           Approximate Size
 Polk and         Citrus groves and related   19,779 acres
 Charlotte,       acreage
 DeSoto,
 Counties, FL
 (1)

 Bartow, FL (1)   Citrus processing plant     65,000 boxes per day average
                                              capacity

                  Concentrate storage         7,500,000 gallon storage
                  facility                    capacity

                                              332 acres

 Wauchula, FL     Concentrate storage         92 acres
 (2)              facility
                  (Decommissioned)


 DeSoto County,   Undeveloped land            963 acres
 FL

 Reynosa, Mexico  Citrus processing plant     Estimated 17,500 boxes
 (2)              (Decommissioned)            per day average capacity

                                              8.5 acres

<F1>
   (1)Portions of these properties are encumbered by certain mortgages.
<F2>
   (2)These properties are being held for sale. The facility in Reynosa, Mexico is currently non-operational.

   Management believes that the Company's Bartow plant and related storage facilities are in good operating condition and are adequate to support its current operations.

   The Company is currently offering for sale various properties, including certain undeveloped land and various idle production facilities, among them, two former citrus processing plants which have been partially dismantled. These properties have an aggregate net book value as of September 30, 1994 of approximately $1,864,000.

   The Company has a program to consolidate certain of its grove holdings into more contiguous and more manageable parcels and has begun the rehabilitation of selected parcels through the installation of new more effective irrigation systems and significant replanting of citrus trees. The Company has also committed to certain other improvements including those to its Bartow citrus processing facility (See Management Discussion and
Analysis:  Liquidity and Capital Resources).

   A portion of the Company's properties are subject to mortgages securing long-term debt or are covered by negative pledges restricting mortgages or pledges of such properties. (See Notes 4 and 7 of the Notes to Consolidated Financial Statements "Property and Equipment" and "Notes Payable to Banks and Long-term Debt".)

ITEM 3.  LEGAL PROCEEDINGS.

   There are no reportable legal proceedings under this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   Not Applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SHAREHOLDER MATTERS.

   The Company's common stock is traded on the New York Stock
Exchange under the symbol "OJ". The following table sets forth the range of high and low closing prices per share for each full quarterly period within the two most recent fiscal years.

 Fiscal 1994     High       Low

 First Quarter   $ 5-1/4    $ 4-5/8

 Second Quarter    6-3/8      5-1/8

 Third Quarter     5-7/8      5-1/4

 Fourth Quarter    6-3/8      5-1/2

 Fiscal 1993     High       Low

 First Quarter   $ 6-3/4    $ 5-3/4

 Second Quarter    5-3/4      5-1/8

 Third Quarter     5-1/2      5

 Fourth Quarter    5-1/8      4-1/2

   On November 30, 1994 there were approximately 5,096 named holders of record of the Company's common stock.

   The Company last paid a dividend on its common stock in November 1988. Any payment of cash dividends in the future will be dependent upon the Company's financial condition, loan covenants, capital requirements, earnings, and other factors that the Company deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA.

   The following selected financial data as of, and for the year ended August 31, 1990, for the month ended September 30,
1990 and as of, and for the years ended September 30, 1991, 1992,
1993, and 1994, have been derived from the audited financial statements of the Company. Sales and net income from continuing operations before income taxes reflect the treatment of the
Petroleum Division as a discontinued operation on a consistent
basis.   The  following data should be read in conjunction with and is qualified in its entirety by reference to the financial statements and the accompanying notes contained elsewhere in this report under the heading "Financial Statements and Supplementary Data".

Years Ended September 30, 1994, 1993, 1992 and 1991, the Month Ended
        September 30, 1990 and the Year Ended August 31, 1990
                                Historical(1)
                 (in thousands, except per share data)
                                                September
                1994    1993    1992     1991      1990       1990
 STATEMENT OF
 OPERATIONS
 DATA
 Sales          $76,756 $71,938 $79,890  $64,368  $ 4,463  $109,703
                ======= ======= =======  ======== ======== =========
 Income(loss)
 from
 continuing
 operations
 before
 income taxes
 and
 cumulative
 effect of a
 change in
 accounting
 principle      $ 5,886 $ 3,759  $10,298 $(1,624) $   (95) $(15,088)
                ======= =======  ======= ======== ======== =========
 Net Income
 (loss)
 before
 cumulative
 effect of a
 change in
 accounting
 principle      $ 3,345 $ 1,088  $ 7,981 $(2,070) $   (74) $ (8,743)
                ======= =======  ======= ======== ======== =========
 Cumulative
 effect of
 of FAS No. 109 $   -   $   -    $   -   $(3,444) $   -    $    -
                ======= =======  ======= ======== ======== =========
 Net income
 (loss)         $ 3,345 $ 1,088  $ 7,981 $(5,514) $   (74) $ (8,743)
                ======= =======  ======= ======== ======== =========


                                    -14-


 Net income
 (loss) per
 common share
 before
 cumulative
 effect of a
 change in
 accounting
 principle     $   .32 $   .11   $   .78 $ (.20)  $  (.01) $  (.86)
               ======= =======   ======= =======  ======== ========
 Cumulative
 effect of
 FAS No. 109   $   -   $   -     $   -   $ (.34)  $   -    $   -
               ======= =======   ======= =======  ======== ========
 Net
 income(loss)  $   .32 $   .11   $   .78 $ (.54)  $  (.01) $  (.86)
               ======= =======   ======= =======  ======== ========

As of September 30, 1994, 1993, 1992 and 1991 and August 31, 1990
                           (in thousands)

                   1994       1993      1992       1991       1990

 BALANCE SHEET
 DATA

 Total assets      $169,404   $139,802   $136,295   $137,856   $149,845
                   ========   ========   ========   ========   ========
 Long-term debt
 (less current
 portion)          $ 38,499   $ 19,683   $ 21,437   $ 31,893   $ 29,445
                   ========   ========   ========   ========   ========
 Stockholders'
 equity            $ 90,797   $ 87,452   $ 86,090   $ 77,409   $ 85,646
                   ========   ========   ========   ========   ========

   The Company last paid a dividend on its Common Stock in November 1988. There have been no dividends for any of the periods presented.
<F1>
   (1)Not covered by accountant's report.

ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

FISCAL 1994 VERSUS FISCAL 1993

   The discussion that follows is based on the Consolidated
Statements of Operations and compares the results of the Company's continuing operations for the year ended September 30, 1994 to the Company's continuing operations for the year ended
September 30, 1993.

   The following table reflects changes in sales, cost of sales and gross profit by division and other changes in the Statements of Operations through net income from continuing operations between the respective periods. The respective statements have excluded sales, cost of sales, gross profit, selling, general and administrative expenses, interest expense and all other items of profit and loss related to the Petroleum Division. (See Note 8 of the Notes to the Consolidated Financial Statements "Discontinued Operations".)

Year Ended September 30, 1994 vs. Year Ended September 30, 1993
                         Increases/(Decreases)
                             (in thousands)

                                                 Cost of
                                                  Goods        Net
                                         Sales     Sold         Change
   Beverage Division                    $4,545    $3,189        $1,356
   Grove Management Division               273       178            95
                                        ------    ------        -------
   Continuing operations                 4,818     3,367         1,451
                                        ======    ======        =======
   Other costs and expense, net:
    General, administrative and selling expense . . . . . . . .    (56)
    Gain on disposition of property and equipment and property
     held for disposition . . . . . . . . . . . . . . . . . . .    342
   Other expense  . . . . . . . . . . . . . . . . . . . . . . .    263
   Interest . . . . . . . . . . . . . . . . . . . . . . . . . .    127
                                                                -------
   Income from continuing operations  . . . . . . . . . . . . .  2,127
   Provision for income taxes from continuing operations  . . .   (954)
                                                                -------
   Net income from continuing operations  . . . . . . . . . . . $1,173
                                                                =======

RESULTS OF OPERATIONS

                          SALES

   Total net sales from continuing operations increased approximately $4,818,000 or 6.7% for the fiscal year ended
September 30, 1994 compared to the prior year ended September 30, 1993. The principal increase of approximately $4,545,000 occurred in the Beverage Division. The Grove Management Division sales increased approximately $273,000 compared to the prior year.

BEVERAGE DIVISION The Beverage Division sales increased approximately $4,545,000 during fiscal 1994 compared to the prior year. Revenues from the sale of the Company's bulk citrus juice products increased approximately $4,780,000 as a result of offsetting increases and decreases. Prices for the bulk citrus juice products increased approximately $5,847,000 during the fiscal 1994 compared to the prior year. These higher prices were primarily a result of a somewhat smaller Florida crop from the 1993-94 season of approximately 174,200,000 boxes of oranges compared to the 1992-

93 crop of approximately 186,500,000 boxes of oranges. The Florida citrus industry is highly cyclical, subject to varying weather conditions and other natural phenomena, sometimes creating fluctuations in economic conditions and opportunities. The price increases were partially offset by a sales decrease in bulk citrus juice products of approximately $1,067,000 during the fiscal 1994 as a result of a decrease in volume of bulk citrus juice sales.

   Sales of the Company's packaged citrus juices sold primarily to the food service industry decreased approximately $2,804,000 during fiscal 1994 compared to the prior year. Prices increased approximately $541,000 but were more than offset by a decrease in volume of sales of these products of approximately $3,345,000 compared to the prior year. This volume decrease was principally due to the decision of one of the Company's food service customers to move its business to an alternate supplier in early fiscal 1993.

   The Company's non-orange and drink base sales increased approximately $750,000 during fiscal 1994 compared to the prior year. The volume of sales of these non-orange and drink base products increased approximately $1,294,000 principally as a result of increased sales of the Company's new line of drink base products acquired with the purchase of International Fruit, Inc. This increase in volume was partially offset by price decreases of approximately $544,000 on these products during the fiscal 1994 compared to the prior year.

   Revenues from the sale of the Company's by-products including, feed, pulp cells, and citrus oils increased approximately
$2,516,000 as a result of a higher volume of by-products being sold during fiscal 1994 compared to the prior year due primarily to increased production.

   Storage, handling, processing citrus for customers under contract and other revenues decreased approximately $697,000 principally as a result of decreased volume during the current fiscal year compared to the prior year.

GROVE MANAGEMENT DIVISION Grove Management Division sales increased approximately $273,000 or 7.1% for the current year compared to the prior year. The principal increase of approximately $188,000 resulted from the sale of fruit to third party packers and processors primarily from higher prices compared to the prior year. Additionally, revenues from grove caretaking and harvesting activities increased approximately $85,000 during fiscal 1994 compared to the prior year.

                      GROSS PROFIT

   Gross profit from continuing operations increased approximately $1,451,000 or 15.0% for the fiscal year ended September 30, 1994 compared to the prior year ended September 30, 1993. The principal increase of approximately $1,356,000 occurred in the Beverage Division. Additionally, the Grove Management Division gross profit increased approximately $95,000 during fiscal 1994 compared to the prior year.

BEVERAGE DIVISION The gross profit of the Company's Beverage Division increased approximately $1,356,000 during fiscal 1994 compared to the prior year. The principal increase of approximately $1,474,000 resulted from the sale of bulk citrus juice products during fiscal 1994 compared to the prior year. Of this amount, price increases on these products accounted for an increase in gross profit of approximately $5,847,000, which in part resulted from the somewhat smaller 1993-94 Florida crop previously mentioned compared to the prior year. Partially offsetting these increases were decreases in gross profit of approximately $4,373,000 as a combined result of higher cost of raw fruit and concentrate used in the production of bulk citrus juices and lower volumes sold compared to the prior year. The higher costs were due in part to the prior years lower cost carryover inventory being depleted during the second quarter of fiscal

1994 and fiscal 1994's higher cost inventory beginning to be utilized. Management expects the cost of bulk citrus juices sold as bulk and utilized in its packaged citrus juice products to continue to be higher over the next two quarters compared to the same periods in the prior year.

   The Company has in the past utilized and may in the future utilize the FCOJ futures market to hedge fruit inventory, anticipated requirements and sales commitments of FCOJ. The effects of this hedging activity, if any, are reflected in the cost of inventories and flow through cost of sales in the Consolidated Statements of Operations as a component of the cost of FCOJ as the associated products are sold. As of September 30, 1994 the Company held contracts for FCOJ futures with unrealized gains of approximately $132,000 which would have been realized if said positions would have been prematurely liquidated on that date. These unrealized gains are based upon the closing market price of equivalent futures obligations and do not necessarily represent prices at which the Company expects to sell the FCOJ.

   Gross profit on the sale of packaged citrus juice products sold primarily to the food service industry decreased approximately $133,000 during the current year compared to the prior year. The principal decrease resulted from a decrease in the volume of these products of approximately $722,000 compared to the prior year. Partially offsetting these decreases was an increase in gross profit of approximately $589,000 as a combined result of higher prices and lower conversion costs during fiscal 1994 compared to the prior year.

   The gross profit from the sale of the Company's non-orange and drink base products increased approximately $523,000 during the current year compared to the prior year. This increase was principally as a result of lower costs of production of approximately $1,152,000 partially offset by a decrease in the price of these products of approximately $544,000. Additionally, reduced volumes in the current fiscal year decreased gross profit approximately $85,000 compared to the prior year.

   By-products including, feed, pulp cells, and citrus oils provided an increase in gross profit of approximately $1,957,000 during the current fiscal year as a result of increased volume and lower costs of production. Gross profit from storage, handling and other activities decreased approximately $426,000 during fiscal 1994 principally as a result of decreased activity compared to the prior year.

   At the end of the third quarter the Company provided for a write-down of approximately $1,547,000 to its various bulk inventories as a net realizable value adjustment relative to the anticipated market prices for these products as of June 30, 1994. Market prices are highly sensitive to crop sizes as well as other factors such as weather and competition from foreign crops. Additionally, during the fiscal year ended September 30, 1994 the Company recognized approximately $492,000 in losses on long positions in excess of anticipated purchase requirements.

GROVE MANAGEMENT DIVISION Grove Management Division gross profit increased approximately $95,000 or 11.1% during fiscal 1994 compared to the prior year. The principal increases of approximately
$76,000 and $67,000 resulted from the sale of fruit to third party packers and processors and the Company's grove caretaking activities. Partially offsetting these increases was a decrease of approximately $48,000 in harvesting gross profit during the current year compared to the prior year.

              SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses increased approximately $56,000 or 1.4% for fiscal 1994 compared to the prior year. Of this increase, approximately $187,000 resulted from an increase in labor costs compared to the prior year. Offsetting this increase was a reduction in other costs of approximately $131,000 compared to the prior year.


        GAIN/(LOSS) ON DISPOSITION OF PROPERTY AND EQUIPMENT

   The gain on the disposition of property and equipment increased approximately $342,000 for the fiscal year ended September 30, 1994 compared to the prior year. The principal reason for this increase was a gain of approximately $484,000 on the sale of commercial properties as compared to the gain on the sale of certain idle properties of approximately $142,000 during fiscal 1993.

                          OTHER

   Other costs decreased approximately $263,000 in fiscal 1994 compared to the prior year. as a result of a charge off of certain current assets in fiscal 1993 for which there was no comparable charge during fiscal 1994.

                     INTEREST EXPENSE

   Interest expense decreased by approximately $127,000 or 7.0% in fiscal 1994 compared to the prior year. The primary reason for this decrease was a reduction of approximately $813,000 due to lower interest rates during fiscal 1994. Additionally, interest capitalized during fiscal 1994 increased approximately $157,000 compared to the prior year. Also, amortization of deferred loan costs and other related expenses decreased approximately $113,000 during fiscal 1994 as compared to the prior year. Offsetting these reductions was an increase of approximately $956,000 which resulted from an increase in the outstanding principal balance during the current year.

                  OTHER SIGNIFICANT EVENTS

   In October 1994 the USDA announced a Florida crop estimate of approximately 196,000,000 boxes of oranges for the 1994-95 season which if true, will be historically the second largest Florida crop.
It is uncertain what the effect of this crop will be for the 1995 fiscal year.

   As of September 30, 1994 the Company sold all of its stock in Frank Carroll Oil Company (FCOC). The Company continued to operate FCOC throughout fiscal 1994 while it negotiated for that sale.

   The Company's sales or costs have not been impacted significantly by the effects of general price level inflation during fiscal 1994.

FISCAL 1993 VERSUS FISCAL 1992

   The discussion that follows is based on the Consolidated
Statements of Operations and compares the results of the Company's continuing operations for the year ended September 30, 1993 to the Company's continuing operations for the year ended
September 30, 1992.

   The following table reflects changes in sales, cost of sales and gross profit by division and other changes in the Statements of Operations through net income from continuing operations between the respective periods. The statements have excluded sales, cost of sales, gross profit, selling, general and administrative expenses, interest expense and all other items of profit and loss related to the Petroleum
Division from continuing operations. (See Note 8 of the Notes to the Consolidated Financial Statements "Discontinued Operations".)

Year Ended September 30, 1993 vs. Year Ended September 30, 1992
                       Increases/(Decreases)
                          (in thousands)

                                               Cost of
                                                Goods           Net
                                   Sales        Sold           Change
 Beverage Division                $(2,194)     $ 3,956         $ (6,150)
 Grove Management Division         (5,758)      (1,295)          (4,463)
                                  --------     --------        ---------
 Continuing operations            $(7,952)     $ 2,661         $(10,613)
                                  ========     ========
 Other costs and expense, net:
   Selling, general, and administrative expense . . . . . . .       241
   Provision for restructuring and other non-recurring items      2,100
   Gain on disposition of property and equipment and property
    held for disposition  . . . . . . . . . . . . . . . . . .       246
 Other expense  . . . . . . . . . . . . . . . . . . . . . . .       400
 Interest . . . . . . . . . . . . . . . . . . . . . . . . . .     1,087
                                                               ---------
 Income from continuing operations  . . . . . . . . . . . . .    (6,539)
 Provision for income taxes from continuing operations  . . .       570
                                                               ---------
 Net income from continuing operations  . . . . . . . . . . .  $ (5,969)
                                                               =========

RESULTS OF OPERATIONS

                             SALES

   Total net sales from continuing operations decreased approximately $7,952,000 or 10.0% for the fiscal year ended September 30, 1993 compared to the fiscal year ended September 30, 1992. This decrease was comprised of decreases of approximately $5,758,000 or 60.0% in the Grove Management Division and approximately $2,194,000 or 3.1% in the Beverage Division.

BEVERAGE DIVISION During fiscal 1993 the Beverage Division sales decreased approximately $2,194,000 or 3.1% compared to the prior year. Revenues from the sale of bulk and packaged citrus juices decreased by approximately $1,769,000 as a result of offsetting decreases and increases. Prices for the Company's bulk citrus juices decreased approximately, $19,716,000 compared to the same period in the prior year. These lower prices were primarily the result of the significantly larger Florida crop during the 1992-93 season of approximately 186,500,000 boxes of oranges compared to the 1991-92 crop of approximately 139,800,000 boxes of oranges. The Florida citrus industry is highly cyclical, subject to varying weather conditions and other natural phenomena sometimes creating fluctuations in economic conditions and opportunities.

   Offsetting these decreases in revenues were increases in revenues of approximately $27,098,000 during fiscal 1993 as a result of increased volumes in the sales of the Company's bulk citrus juices. Of this increase, revenues of bulk FCOJ increased approximately
$23,967,000 and revenues from other bulk citrus juices increased approximately $3,131,000.

   Offsetting these volume increases in bulk citrus juices were decreases in revenues as a result of a decrease in volume of sales of packaged citrus juices sold to the food service industry of approximately $6,129,000. This reduction in volume was due in part to the decision of one of the Company's primary food service customers to move its business to an alternate supplier in early fiscal 1993. Additionally, lower prices on packaged citrus juice sold to the food service industry resulted in an additional decrease in revenues of approximately $3,022,000 for fiscal 1993 compared to the prior year.

   Additional decreases in revenues of approximately $2,346,000 resulted from decreases in the Company's non-orange and drink base products during fiscal 1993 compared to the same period in the prior year. Of this decrease approximately $708,000 resulted from lower prices on the Company's non-orange packaged beverages sold to the food service industry and approximately $2,087,000 of the decrease resulted from reduced volumes for these same products. This reduction in volume was also due in part to the movement of a primary food service customer to an alternate supplier as previously mentioned. Partially offsetting these decreases were increases in revenues of approximately $449,000 from the Company's new line of drink base products acquired with the purchase of International Fruit, Inc. in August 1993.

   Revenues from the sale of the Company's by-products including, feed, pulp cells and citrus oils increased approximately $2,114,000 during fiscal 1993 compared to the same period in the prior year. The principal increase of approximately $2,957,000 resulted from increased volumes of by-products sold as a result of higher production levels during fiscal 1993 compared to the prior year. Offsetting this increase was a decrease in prices of approximately $843,000 compared to the same period in the prior year.

   Revenues from storage, handling, processing citrus for customers under contract, and other activities increased approximately
$730,000 principally as a result of higher volumes.

   The Company's Mexican facility, OrancoMex, had no sales in fiscal 1993 compared to sales of approximately $923,000 during the prior year. The production at this facility remained idle due to the continued unreliability of an economical supply of citrus fruit in Mexico as a result of the December 1989 freeze. Management has concluded that the Company will not attempt to operate this facility in the near future and is currently assessing opportunities to sell this asset.

GROVE MANAGEMENT DIVISION Grove Management Division sales decreased approximately $5,758,000 or 60% for the fiscal year ended September 30, 1993 compared to the prior year. The principal decrease of approximately $4,897,000 for the year was due to a reduction in the volume of fruit sold to third party packers and processors.
This resulted from the Company's decision to process substantially all of its fruit through its plant in Bartow.
Reduced prices resulting from the industry's larger crop for the 1992-93 season resulted in reductions in sales revenue to third party packers and processors of approximately $484,000 for the year. Additionally, decreases in Grove Management caretaking operations resulted in a reduction of revenues of approximately
$367,000. Also contributing to the decrease in sales for the year was a reduction of approximately $96,000 compared to the prior year in the sale of fruit associated with the sale of citrus groves. There were no such sales in the fiscal 1993.

   Harvesting revenues increased approximately $86,000 for fiscal
1993 compared to the prior year, which was due primarily to a larger crop compared to the prior year.

                           GROSS PROFIT

   Gross profit for fiscal 1993 decreased approximately $10,613,000 or 52.2% compared to the prior year. The principal decrease of approximately $6,150,000 during fiscal 1993 occurred in the Beverage Division. Additionally, Grove Management gross profit decreased approximately $4,463,000 during fiscal 1993 compared to the prior year.

BEVERAGE DIVISION Gross profit of the Beverage Division decreased approximately $6,150,000 during fiscal 1993 compared to the prior year. The principal decrease of approximately $4,353,000 resulted from lower margins on the Company's bulk citrus juice products.
Of this decrease lower prices for bulk citrus juice products resulted in a gross profit decrease of approximately $19,716,000 compared to the same period in the prior year. Approximately $18,195,000 of the decrease occurred in bulk FCOJ as a result of the larger Florida orange crop from the 1992-93 season as previously mentioned. Partially offsetting this decrease were increases in gross profit of approximately $10,680,000 compared to the prior year as a result of reduction of the cost of bulk citrus juices, principally bulk FCOJ. This reduction resulted principally from the prior year's higher cost carryover bulk FCOJ inventory from 1992 being depleted during the second quarter and the lower cost inventory from fiscal 1993 production beginning to be sold. Additionally, an increase in volume of bulk citrus juices increased gross profit approximately $4,683,000 during fiscal 1993 compared to the prior year.

     Gross profit on the sale of food service packaged citrus juice products decreased approximately $4,211,000 during fiscal 1993 compared to the prior year. Of this decrease, approximately $3,022,000 during the current period resulted from lower prices. A reduction in volume accounted for a decrease in gross profit of approximately $1,668,000 for the fiscal 1993. However, gross profit increased approximately $479,000 due to lower costs in fiscal 1993 compared to the prior year as a result of fiscal 1992's higher cost carryover bulk FCOJ being depleted and the lower cost inventory of fiscal 1993 production beginning to be sold.

   Additionally, the Company experienced a decrease in gross profit during fiscal 1993 on its non-orange and drink base products of approximately $1,052,000 compared to the same period in the prior year. The principal decrease of approximately $708,000 resulted from lower prices on the Company's non-orange package beverages sold primarily to the food service industry. Reduced volumes on these same products resulted in decreases in gross profit of approximately $206,000 compared to the prior year. Higher materials and conversion costs decreased gross profit approximately $138,000 on the Company's non-orange and drink base products compared to the prior year.

   Gross profit on the sale of the Company's by-products including, feed, pulp cells and citrus oils increased by approximately $1,195,000 during fiscal 1993 compared to the prior year. Higher volumes accounted for an increase of approximately
$1,646,000. Lower production costs accounted for an additional increase in gross profit of approximately $392,000. These increases were partially offset by price decreases of approximately $843,000 compared to the prior year.

   Additionally, gross profit from storage, handling, processing citrus under contract for customers and other activities increased approximately $1,845,000 compared to the prior year principally as a result of higher volumes.

   As a result of the Company's Mexican facility being idle, gross profit increased approximately $426,000 during fiscal 1993 compared to the prior year. As previously mentioned, management has concluded that the Company will not attempt to operate this facility in the near future and has been assessing opportunities to sell this asset.

GROVE MANAGEMENT DIVISION Grove Management Division gross profit for fiscal 1993 decreased approximately $4,463,000 compared to the prior year. The principal decrease of approximately $2,807,000 resulted from the previously mentioned reduction in the volume and price of fruit sold to third party packers and processors. Additionally, a decrease of approximately $1,468,000 for fiscal 1993 resulted from an adjustment of standard cost in the prior year to reduce the cost of fruit obtained through participation contracts. There was no such adjustment in fiscal 1993. Gross profit from caretaking operations decreased approximately $184,000 compared to the prior year due primarily to a reduction in the volume of caretaking services performed. Gross profit resulting from fruit sold with groves decreased approximately
$47,000 in fiscal 1993 compared to prior year as a result of no groves being sold in fiscal 1993. Gross profit from harvesting operations increased approximately $43,000 compared to the prior year.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses decreased approximately $241,000 or 5.7% for fiscal 1993 compared to the prior year. Of the decrease in the current fiscal year, approximately $340,000 resulted from a reduction in labor costs related to the downsizing of the administrative support staff. Partially offsetting this decrease was an increase of approximately $99,000 as a result of all other spending.

   PROVISION FOR RESTRUCTURING AND OTHER NON-RECURRING ITEMS

   The Company reclassified OrancoMex as an asset held for disposition in fiscal 1992 and provided additional reserves totaling $2,100,000. There were no such charges in fiscal 1993.

    GAIN/(LOSS) ON DISPOSITION OF PROPERTY AND EQUIPMENT

   The gain on the disposition of property and equipment increased approximately $246,000 for the fiscal year ended September 30, 1993 compared to the prior year. The principal reason for this increase was a loss of approximately $104,000 on the disposal of a citrus grove in fiscal 1992 and gains of approximately $142,000 on the sale of certain idle properties in fiscal 1993.

                              OTHER

   Other costs decreased approximately $400,000 in fiscal 1993 compared to prior year. These costs related primarily to reorganizational costs resulting from changes in and reductions of management and staff in the prior year. There were no comparable costs during fiscal 1993.

                       INTEREST EXPENSE

   Interest expense decreased by approximately $1,087,000 or 37.4% in fiscal 1993 compared to the prior year. Of this decrease, approximately $636,000 resulted from a reduction of the outstanding principal balance, amortization of deferred loan costs, capitalized interest and other related charges in fiscal 1993 compared to the prior year. An additional reduction of approximately $451,000 in fiscal 1993 was a result of lower interest rates.

                   OTHER SIGNIFICANT EVENTS

   During the second quarter of 1993, the Company decided to sell its Petroleum Division composed of Frank Carroll Oil Company.
This decision resulted in a $513,000 charge in the second quarter to write-down the assets to their estimated net realizable value.
As of September 30, 1994 the sale of the stock of Frank Carroll Oil Company was completed.(See Note 8 of the Notes to the Consolidated Financial Statements "Discontinued Operations".)

   During the third quarter of fiscal 1993 the Company signed a Thermal Energy Sales Agreement with an electric cogeneration company. The thirty year agreement provides for the company to purchase steam from an electric cogeneration facility. This steam will be utilized in the Company's citrus processing plant in Bartow, Florida which is expected to reduce the company's energy cost based on current prices. The amount of savings will depend upon the usage of steam during any particular processing season and the corresponding cost of alternative energy sources. Delivery of the steam is scheduled to begin in May 1995 when the electric cogeneration facility, located adjacent to the Company's Bartow plant, is scheduled to be completed.

   On August 2, 1993 the Company purchased 100% of the capital stock of International Fruit, Inc. This business complements the Company's existing institutional beverage business with a line of frozen concentrated drink bases, marketed to dairies and other retail packers, thereby broadening the Company's product line and customer base.

   The Company's sales or costs have not been impacted significantly by the effects of general price level inflation during fiscal 1993.

                  LIQUIDITY AND CAPITAL RESOURCES

   The Company's Bartow processing plant normally operates from early November through late May or June. While the plant is in operation, the inventory of processed juice increases to a level which will cover anticipated deliveries until the following December when the plant begins operation again. The company's working capital credit facility is generally utilized to finance these inventories. Borrowings under this credit facility normally peak in late May or June. The Company began processing activities for the 1993-94 season in late November and ceased early June.

   The Company's ability to generate cash adequate to meet its needs, including the refinancing of its inventories and trade receivables, has been supported primarily by cash flow from operations and periodic borrowings under its $30 million credit facility. This facility is secured principally by most of the Company's current assets. The outstanding balance at September
30, 1994 was approximately $20,977,000 and approximately
$9,023,000 of additional borrowings were available under this facility. As of April 1, 1994 the working capital credit facility was increased from $20 million to $30 million. This increase in the working capital facility was necessary to finance the larger inventories resulting from the increased volume of fruit being processed and due to the increased inventory storage capacity previously mentioned. The interest rate is variable based upon the financial institution's cost of funds plus a margin. The terms of this agreement call for repayment of the principal amount in January 1996, accordingly, it is classified as long-term. As of November 30, 1994, the Company's outstanding balance was approximately $16,313,000 and approximately $13,687,000 of additional borrowings were available under this facility. The Company anticipates that the working capital facility will be adequately serviced with cash proceeds from operations.

   Additionally, as of September 30, 1994 the Company had a $6 million short-term capital revolving credit facility to provide interim financing for capital projects. As of September 30, 1994 the outstanding balance on this facility was $4 million. The interest rate on this facility is variable based upon the financial institution's cost of funds plus a margin. The terms of this agreement call for repayment of the principal amount in January 1995, accordingly it is classified as short-term. As of November 30, 1994 the outstanding balance on this credit facility was $3 million. The Company anticipated that this balance will be paid off from operating capital in January 1995 or the terms will be extended for one year.

   Current assets increased approximately $22,291,000 as of September 30, 1994 compared to the fiscal year ended September 30, 1993. The principal component of this was an increase in inventories of approximately $23,091,000 in the current year due to the Company's increased bulk storage capacity previously mentioned. The Company's accounts receivable balance increased approximately $1,212,000 compared to the prior fiscal year. There was a decrease in cash and short-term cash investments of approximately $306,000 and advances on fruit purchases decreased approximately $1,662,000 to approximately $475,000 as the Company received the purchased fruit associated with these deposits and made new deposits for the 1994-95 season.

   Current liabilities increased approximately $5,432,000 during fiscal 1994 compared to the fiscal year ended September 30, 1993. The principal component of this increase was a $4,000,000 increase in short-term borrowings form the bank to provide interim financing for capital improvements as previously mentioned. Additionally, there was an increase of approximately $1,478,000 in accounts payable and accrued liabilities as a result of incidental differences in the timing of the payment of participation and various trade accounts. Also the current portion of long-term debt decreased approximately $46,000.

   At September 30, 1994 the Company's outstanding long-term debt was approximately $38,499,000 including the working capital facility of approximately $20,977,0000. In addition, current installments of long-term debt were approximately $2,136,000 with the remaining amounts due on various dates over the subsequent seventeen years. The Company anticipates that amounts due over the next twelve months will be paid out of working capital. At September 30, 1994, the Company was in compliance with its loan covenants.

   The Company completed the installation of new irrigation systems for 1,670 acres of Company-owned Joshua and Bermont groves during the fiscal year at a cost of approximately $1,370,000. Irrigation improvements to an additional 1,142 acres are currently under consideration. Additional expenditures of approximately $4,880,000 were made during the current year primarily for the purpose of improving the efficiency and capacity of the Bartow processing facility, including a completed project that expanded the capacity of its concentrate bulk storage facility at Bartow by approximately
3.8 million gallons. Also during fiscal 1994 expenditures of approximately $795,000 were made for grove operations equipment other than for irrigation.

   The Company anticipates that these improvements will be financed principally from working capital or by securing additional funds under existing mortgages.

    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                INDEX

                                                               Pages
(1)        Financial statements.  The Company's Financial
           Statements included in Item 8 hereof, as required at September 30, 1994, 1993 and 1992.

           Report of Independent Certified Public Accountants    27

           Consolidated Balance Sheets                           28

           Consolidated Statements of Operations                 29

           Consolidated Statements of Cash Flows                 30-31
           Consolidated Statements of Stockholders' Equity       32

           Notes to Consolidated Financial Statements            33-46

(2)        Financial Statement Schedules.  Financial
           Statement Schedules of the Company appended hereto, as required at September 30, 1994, 1993 and 1992.

           Schedule IV-Indebtedness of and to Related Parties    47
           Not current

           Schedule V-Property, Plant and Equipment              48

           Schedule VI-Accumulated Depreciation, Depletion       49
           and Amortization of Property, Plant and Equipment

           Schedule VIII-Allowance for Doubtful Accounts         50

           Schedule IX-Short-Term Borrowings                     51

           Schedule X-Supplementary Income Statement             52
           Information

(3)        All other schedules to the Consolidated Financial
           Statements required by Article 12 of Regulation
           S-X are not required under the related instruction or are inapplicable and therefore have been omitted.

                    INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders
Orange-co, Inc. and Subsidiaries:

We have audited the accompanying consoldiated balance sheets of Orange-co, Inc. and subsidiaries as of September 30, 1994 and 1993, and the related consoldiated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1994.
In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedules as listed in Item 8 (2) herein. These consoldiated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orange-co, Inc. and subsidiaries as of September 30, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1994, in comformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



KPMG Peat Marwick LLP
- - ---------------------
KPMG Peat Marwick LLP


Orlando, Florida
December 2, 1994

                   ORANGE-CO, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                SEPTEMBER 30, 1994 AND SEPTEMBER 30, 1993
                           (in thousands)

                                           September 30,    September 30,
                                               1994             1993

   ASSETS
 Current assets:
 Cash and cash equivalents                  $    765         $  1,071
 Receivables                                   7,119            5,907
 Advances on fruit purchases                     475            2,137
 Inventories                                  43,551           20,460
 Prepaid and other                                41               85
                                            ---------        ---------
   Total current assets                       51,951           29,660
                                            ---------        ---------
 Property and equipment, net                 101,266           94,486
                                            ---------        ---------
 Other assets:
  Excess of cost over net assets of
   acquired companies                         12,155           12,841
  Property held for disposition                1,864            1,777
  Other                                        2,168            1,038
                                            ---------        ---------
    Total other assets                        16,187           15,656
                                            ---------        ---------
    Total assets                            $169,404         $139,802
                                            =========        =========

   LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
 Current installments on long-term debt     $  2,136         $  2,182
 Note payable to bank                          4,000              -
 Accounts payable                              4,258            3,062
 Accrued liabilities                          10,121            9,839
                                            ---------        ---------
   Total current liabilities                  20,515           15,083
 Deferred income taxes                        19,317           17,336
 Other liabilities                               276              248
 Long-term debt                               38,499           19,683
                                            ---------        ---------
   Total liabilities                          78,607           52,350
                                            ---------        ---------
 Stockholders' equity:
  Preferred stock, $.10 par value,
  10,000,000 shares authorized;
  none issued                                    -                -
  Common stock, $.50 par value, 30,000,000
   shares authorized, 10,349,399 shares
   issued                                      5,175            5,175
 Capital in excess of par value               71,417           71,417
 Retained earnings                            14,688           11,343
                                            ---------        ---------
                                              91,280           87,935
 Less:
  Treasury stock, at cost: 50,924
   and 50,240  shares at September
   30, 1994 and 1993, respectively              (483)            (483)
                                            ---------        ---------
    Total stockholders' equity                90,797           87,452
                                            ---------        ---------
    Total liabilities and Stockholders'
     equity                                 $169,404         $139,802
                                            =========        =========

   The accompanying notes are an integral part of the financial statements.

                               -28-

                     ORANGE-CO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992
                  (in thousands except per share data)



                                                  1994     1993      1992

 Sales                                           $76,756  $71,938   $79,890
 Cost of Sales                                    65,646   62,279    59,618
                                                 -------- --------  --------
    Gross Profit                                  11,110    9,659    20,272
 Other costs and expenses, net:
  Selling, general and administrative             (4,051)  (3,995)   (4,236)
  Provision for restructuring and
   other non-recurring items                         -        -      (2,100)
  Gain(loss) on disposition of property
   and equipment and property held for
   disposition                                       484      142      (104)
 Other                                                36     (227)     (627)
 Interest                                         (1,693)  (1,820)   (2,907)
                                                 -------- --------  --------
 Income from continuing operations before
  income tax                                       5,886    3,759    10,298
 Income tax expense                                2,493    1,539     2,109
                                                 -------- --------  --------
 Net income from continuing operations             3,393    2,220     8,189
                                                 -------- --------  --------
 Discontinued operations:
  Loss from operations of discontinued
   Petroleum Division, (net of applicable
   income tax (benefit) of $(71), $(13)
   and $(127)                                      (116)      (22)     (208)
  Gain(loss) on disposal of Petroleum
   Division, net of 1994 tax(benefit) of $(134)      68      (513)      -
                                                --------   -------  --------
  Loss from discontinued operations                 (48)     (535)     (208)
                                                --------   -------  --------
 Net income before extraordinary item             3,345     1,685     7,981
Extraordinary (loss):
 Early extinguishment of debt
 (loss net of applicable tax benefit of $366)       -        (597)      -
                                                --------  --------  --------
Net income                                      $ 3,345   $ 1,088   $ 7,981
                                                ========  ========  ========
Net income per common and common equivalent
shares:
 Continuing operations                          $   .33   $   .22   $   .80
                                                ========  ========  ========
 Discontinued operations                        $  (.01)  $  (.05)  $  (.02)
                                                ========  ========  ========
 Extraordinary (loss)                           $   -     $  (.06)  $   -
                                                ========  ========  ========
 Net income                                     $   .32   $   .11   $   .78
                                                ========  ========  ========
Average number of common and common
 equivalent shares outstanding                   10,299    10,293    10,249
                                                ========  ========  ========

The accompanying notes are an integral part of the financial statements


                                  -29-

                   ORANGE-CO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992
                             (in thousands)

                                                 1994     1993      1992

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                     $ 3,345  $ 1,088    $ 7,981
                                                -------- --------   --------
 Adjustments to reconcile net income to net
  cash provided by (used for) operating
 activities
  Depreciation and amortization                   3,970    3,444      3,450
  Deferred income taxes                           1,981    1,160      1,982
  Settlement of tax sharing agreement               -        -          700
  Provision for restructuring and other
   nonrecurring items                               -        -        2,100
  Provision for disposal of Petroleum               -        513        -
   Division
  Loss(gain) on disposition of property and
   equipment and property held for disposition     (484)    (137)       104
  Loss on sale of Petroleum Division                 66      -          -
 Change in assets & liabilities:
  Decrease(increase) in receivables              (1,212)  (2,788)     2,198
  Decrease(increase) in advances on fruit
   purchases                                      1,662   (1,740)        34
  Decrease(increase) in inventory               (23,091)   2,364      2,003
  Decrease(increase) in prepaids and other           44      (25)         9
  Increase(decrease) in accounts payable
   and accrued liabilities                        1,478    3,047       (867)
  Other, net                                       (924)    (710)       303
                                                --------  -------   --------
  Total adjustments                             (16,510)   5,128     12,016
                                                --------  -------   --------
  Net cash provided by (used for) operating
   activities                                   (13,165)   6,216     19,997
                                                -------- --------   --------
  CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of property & equipment      1,514       65        639
  Decrease(increase) in note & mortgage
   receivables                                     (284)    (136)        44
  Additions to property & equipment             (11,187)  (7,124)    (7,858)
  Proceeds from sale of property held for
   disposition                                       46      163      1,401
                                                -------- --------   --------
  Net cash provided by (used for) investing
   activities                                   $(9,911) $(7,032)   $(5,774)
                                                -------- --------   --------
                                  -30-

 CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from(Payments on)
   long-term debt                               $18,770  $(2,046)  $(11,094)
  Proceeds from related parties                     -        -            7
  Payments to related parties                       -        -           (7)
  Proceeds from notes payable, bank               4,000      -          -
  Issuance of treasury stock                        -        274        -
                                                -------- --------  ---------
  Net cash provided by (used for)
   financing activities                          22,770   (1,772)   (11,094)
                                                -------- --------  ---------
 NET INCREASE/(DECREASE) IN CASH                   (306)  (2,588)     3,129

 CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                          1,071    3,659        530
                                                -------- --------  ---------
 CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                              $   765  $ 1,071   $  3,659
                                                ======== ========  =========

Supplemental Schedule of Noncash Investing and Financing Activities:

In June 1992 the Company settled a tax sharing agreement with its former parent company for a cash payment of $700,000. As a result $2,800,000 of deferred taxes were reestablished and additional paid in capital was reduced by the difference of $2,100,000. (See Note 6.)


The accompanying notes are an integral part of the financial statements.

                       ORANGE-CO, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992
                               (in thousands)

                                 Capital in                            Total
                   Common Stock  Excess of Retained Treasury Stock Stockholders'
                   Shares  Amount Par Value Earnings Shares  Amount      Equity
 Balance at
  Sept. 30, 1991    10,349  $5,175  $70,717   $ 2,473   101  $(956)    $77,409

 Settlement of
  Tax Sharing
  Agreement
 (See Note 6)          -       -        700       -     -       -          700

 Net Income            -       -        -       7,981   -       -        7,981
                    ------  ------  -------   --------  ---- ------    -------
 Balance at
  Sept. 30, 1992    10,349  $5,175  $71,417   $10,454   101  $(956)    $86,090

 Issuance of
  treasury stock       -       -        -        (199)  (51)   473         274

 Net Income            -       -        -       1,088   -      -         1,088
                    ------  ------  -------   --------  ----  -----    -------

 Balance at
  Sept. 30, 1993    10,349  $5,175  $71,417   $11,343    50  $(483)    $87,452

 Purchase of
  treasury stock       -       -        -         -       1    -           -

 Net Income            -       -        -       3,345   -      -         3,345
                    ------  ------  -------   --------  ---- ------    -------

 Balance at
 Sept. 30, 1994    10,349   $5,175  $71,417   $14,688    51  $(483)    $90,797
                   ======   ======  =======   =======   ==== ======    =======


The accompanying notes are an integral part of the financial statements

                       ORANGE-CO, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies:

     Description of Operations - Orange-co, Inc. and Subsidiaries (the "Company"), a 52% owned subsidiary of Ben Hill Griffin, Inc. and an affiliate, is principally engaged in growing and processing citrus products as well as packaging and marketing these products and other beverages.

     During the year ended September 30, 1994, the Company had two customers who individually accounted for approximately 30.9% and 10.3% of its citrus segment sales. During the year ended September 30, 1993, the Company had one customer who accounted for approximately 25.9% of its citrus segment sales. During the year ended September 30, 1992, the Company had two customers who individually accounted for approximately 25.3% and 11.7% of its citrus segment sales.

     Principles of Consolidation - The consolidated financial statements of the Company include the accounts of Orange-co, Inc.
and its subsidiaries after elimination of all material intercompany accounts and transactions.

     Inventories - Inventories are stated at the lower of cost or market. The cost of inventories is principally determined on the average cost method. Costs of growing fruit are accounted for as fruit-on-tree inventory.

     The Company has in the past utilized and may in the future utilize the frozen concentrated orange juice (FCOJ) futures market to hedge inventories, anticipated inventory requirements, and sales commitments. The results of these transactions designated and effective as hedges, if any, are reflected in the cost of inventories and in the cost of sales in the Consolidated Statements of Operations.

     Property Held for Disposition - Property held for disposition includes certain idle facilities (including land) which are recorded at amounts not in excess of their estimated net realizable value. The balances as of September 30, 1994 and 1993 are net of a valuation allowance of approximately $2,812,000 and $2,915,000 respectively. The charges related to this allowance are included in the provision for restructuring and other non-recurring items in the Consolidated Statements of Operations for the year ended September 30, 1992 and earlier. The net assets of the Petroleum Division are not included in property held for disposition.

     Property and Equipment - Property and equipment is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized principally on the straight-line method in amounts adequate to depreciate and amortize cost over the estimated useful lives of the applicable assets. Property and equipment includes operating facilities which are recorded at amounts not in excess of their net realizable value.

     Costs pertaining to planting and caretaking of citrus trees are initially capitalized and then, after the trees reach fruit-producing age, depreciated over the estimated life of the trees.

     Maintenance, repairs and minor renewals are charged to expense as incurred while major renewals and improvements are capitalized. The cost and related allowance for depreciation or amortization of assets sold or otherwise disposed of are removed from the related accounts and the resulting gains or losses are reflected in operations.

     Excess of Cost Over Net Assets of Acquired Company - The excess of the aggregate purchase price over the fair value of net assets acquired is recorded at cost less accumulated amortization of approximately $2,920,000 as of September 30, 1994 and $2,734,000 as of September 30, 1993. Amortization is recognized over a 40-year period using the straight-line method. Management has evaluated the Company's excess of cost over net assets of its acquired companies and has determined that no adjustment is necessary as no material impairment has occurred in the opinion of the Company. In making this assessment the Company employs various methods including comparing the carrying value of associated assets to their net realizable value and analysis of anticipated profitability depending upon the facts and circumstances.

     Provision for Restructuring and Other Non-Recurring Items - The provision for restructuring and other non-recurring items for the year ended September 30, 1992 represents estimated charges associated with reserves to adjust assets to their net realizable value. There were no such charges for the years ended September 30, 1993 and 1994.

     Cash and Cash Equivalents - Cash and cash equivalents consist principally of cash, time deposits and interest bearing investments with maturities of three months or less. For purposes of the Consolidated Statements of Cash Flows, all highly liquid investments are considered to be cash equivalents.

     Earnings Per Share - Net income(loss) per share is computed by dividing net income(loss) by the weighted average number of common and common stock equivalents issued and outstanding during the period.

     Reclassifications - Certain accounts may have been reclassified in the 1993 and 1992 financial statements to conform to the 1994 financial statement presentation.

     Postretirement Benefits - In December 1990, the Financial Accounting Standards Board issued Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (FAS No.
106). As of September 30, 1994 the Company had no Postretirement benefits which required disclosure under the guidelines of FAS No. 106

     Income Taxes - In February 1992, the Financial Accounting
Standards Board issued Statement of Financial Accounting Standards
No. 109, Accounting for Income Taxes (FAS No. 109). FAS No. 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of FAS No.
109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company adopted FAS No. 109 in 1993 and has applied the provisions of FAS No. 109 retroactively to October 1, 1990. (See Note 6.)

     Acquisition of International Fruit, Inc. - In August 1993 the Company purchased 100% of the outstanding capital stock of International Fruit, Inc. The purchase price is contingent upon 12% of collected net sales during the first four years following the purchase date. Proforma effects of this acquisition for fiscal 1993 and 1992 as of the beginning of those periods are considered immaterial.

     Financial Instruments Fair Value, Credit Risks, And Off-
Balance Sheet Risk The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximates fair market value due to the short-term maturity of these financial instruments. The fair value of notes receivable is not considered practical to estimate due to the nature of the accounts, the lack of a market available to approximate their fair value and their immateriality. The carrying value of the variable rate long-term debt approximates fair value due to frequent repricing. The fair value of the fixed rate long-term debt is estimated using discounted cash flow based upon the incremental borrowing rates currently available to the Company for mortgage loans with similar remaining terms and maturity.

                             Carrying Amount of      Fair Value of
September 30, 1994           Asset/(Liability)       Asset/(Liability)
                                            (in thousands)
 Cash and cash equivalents        $   765                 $   765
 Accounts and notes receivable      7,574                   7,574
 Accounts and notes payable         8,258                   8,258
 Variable rate long-term debt      20,977                  20,977
 Fixed rate long-term debt
 with finanical institutions       19,268                  17,951
 Other Long-term debt                 390                     390

     As of September 30, 1994 the Company was subjected to a concentration of credit risk as a result of 16.7% of its trade accounts receivable being due from companies affiliated with a common ownership. No collateral is required on these trade receivables due to collection experience and trade practices.
Additionally, the Company's accounts receivable are concentrated generally in the beverage and food service industries. Management believes the allowance for doubtful accounts is adquate under the circumstances.

     As of September 30, 1994 the Company held contracts for net
FCOJ futures positions totaling $2,962,000 with unrealized gains of $132,000. Exposure to off-balance sheet risk related to these positions results from market fluctuations of FCOJ futures prices relative to the Company's open positions. Cash deposits requirements with brokers as of September 30, 1994 totaled $98,000 and vary with market price fluctuations.

2.   Receivables:

     The major components of receivables as of September 30, 1994 and 1993 are summarized as follows (in thousands):

                                   1994        1993
 Trade receivables                   $5,847     $5,706
 7%-12.9% mortgage and promissory
  notes receivable                    1,125        237
 Deposits with brokers, net             255        616
 Other                                1,033        263
 Allowance for doubtful accounts       (686)      (744)
                                     -------    -------
 Net receivables                      7,574      6,078
 Less non-current portion               455        171
                                     -------    -------
 Current receivables                 $7,119     $5,907
                                     =======    =======

3.  Inventories:

     The major components of inventory as of September 30, 1994 and 1993, are summarized as follows (in thousands):

                                 1994      1993
 Finished goods                 $34,201   $12,764
 Fruit-on-tree inventory          6,982     6,636
 Other                            2,368     1,060
                                -------   -------
 Total                          $43,551   $20,460
                                =======   =======

4.   Property and Equipment:

     The major components of property and equipment as of September
30, 1994 and 1993 are summarized as follows (in thousands):

                                                          Estimated
                                                          Useful
                                 1994          1993       Life
                                                          Years

 Land and improvements         $  5,313      $  5,249       5 to 30
 Citrus groves                   86,598        82,592      15 to 40
 Buildings and improvements       6,881         6,411      10 to 33
 Machinery and equipment         33,705        32,871       3 to 20
 Construction in progress           989         1,534
                               --------      --------
                                133,486       128,657
 Less accumulated depreciation
  and amortization               32,220        34,171
                               --------      --------
 Total                         $101,266      $ 94,486
                               ========      ========

     The Company leases equipment under both short and long term operating leases.  Future minimum obligations under these leases with initial or remaining lease terms in excess of 1 year for the years ended September 30, are as follows:
 1995                  751,000
 1996                  660,000
 1997                   52,000
 1998                   25,000
 1999                   25,000

     Rent expense charged to operations amounted to approximately
$1,217,000 for the year ended September 30, 1994, $1,442,000 for the year ended September 30, 1993, and $1,221,000 for the year ended
September 30, 1992.


5.  Accrued Liabilities:

        The major components of accrued liabilities as of September
30, 1994 and 1993 are summarized as follows (in thousands):

                                           1994      1993
 Taxes                                  $ 1,399     $1,200
 Amounts due inventory suppliers          6,000      5,939
 Other                                    2,722      2,700
                                        -------     ------
 Total                                  $10,121     $9,839
                                        =======     ======

6.  Income Taxes:

     Total income tax expense (benefit) for the years ended
September 30, 1994, 1993 and 1992 was allocated as follows (in thousands):

                                          1994     1993     1992

 Income from continuing operations       $2,493   $1,539   $2,109
 Discontinued operations                   (205)     (13)    (127)
 Extraordinary item                         -       (366)     -
                                         -------  -------  -------
 Total                                   $2,288   $1,160   $1,982
                                         =======  =======  =======

     Income tax expense attributable to income from continuing operations for the years ended September 30, 1994, 1993 and 1992 consists of the following (in thousands):

                                        Current Deferred  Total
 Year ended September 30, 1994
  U.S. federal                           $364    $1,782   $2,146
  State and local                          14       333      347
                                         ----    ------   ------
  Total                                  $378    $2,115   $2,493
                                         ====    ======   ======
 Year ended September 30, 1993
  U.S. federal                           $321    $1,070   $1,391
  State and local                          34       114      148
                                         ----    ------   ------
  Total                                  $355    $1,184   $1,539
                                         ====    ======   ======
 Year ended September 30, 1992
  U.S. federal                           $196    $1,710   $1,906
  State and local                          20       183      203
                                         ----    ------   ------
  Total                                  $216    $1,893   $2,109
                                         ====    ======   ======

     The significant components of deferred income tax expense attributable to income from continuing operations for the years ended September 30, 1994, 1993 and 1992 are as follows (in thousands):


                                          1994    1993   1992
 Deferred tax expense                    $2,115  $1,184  $4,111
 (exclusive of the
 effects of other
 components listed below)

 Decrease in beginning-of-the-
  year balance of the valuation
  allowance for deferred
  tax assets                                -       -    (2,218)
                                         ------  ------  -------
 Total                                   $2,115  $1,184  $1,893
                                         ======  ======  =======



                                      -38-

     Income tax expense attributable to income from continuing operations was $2,493,000,$1,539,000, and $2,109,000 for the years ended September 30, 1994, 1993, and 1992, respectively, and differs from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations as a result of the following (in thousands):

                                            1994    1993     1992
 Computed "expected" tax expense            $2,001  $1,278   $3,501
 Increase (reduction) in income
 taxes resulting from:
  Change in the beginning-of-the-year
   balance of the valuation allowance
   for deferred tax assets allocated
   to income tax expense                      -       -     (2,218)
  Loss on foreign operations                   92      54       95
  Amortization of goodwill and other          133     137      137
  State and local income taxes, net of
   federal income tax benefit                 229     159      417
  Other, net                                   38     (89)     177
                                           ------  -------  -------
  Total                                    $2,493  $1,539   $2,109
                                           ======  =======  =======


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1994 and 1993 are presented below (in thousands):

                                                   1994      1993
 Deferred tax assets:
  Allowance for doubtful accounts               $    258    $  283
  Reserve on carrying value of property
   held for disposition                              326       334
  Accrued reserves and expenses                      996       574
  Valuation reserve                                1,129     1,551
  Net operating loss carryforwards                 4,155     6,971

  Investment tax credit carryforwards              1,703     1,703

  Alternative minimum tax credit carryforwards       735       536
                                                ---------  --------

   Total gross deferred tax assets                 9,302    11,952

   Less valuation allowance                       (2,832)   (3,193)
                                               ---------  --------
   Net deferred tax assets                         6,470     8,759
                                               ---------  --------
 Deferred tax liabilities:

  Plant and equipment, principally due
   to allocation of purchase price of
   businesses acquired and to differences in
   depreciation and capitalized interest         (24,070)   (24,497)

  Fruit-on-tree inventory                         (1,665)   (1,543)

  Other                                              (52)      (55)
                                                --------- ---------
  Total gross deferred tax liabilities           (25,787)  (26,095)
                                                --------- ---------
  Net deferred tax liability                    $(19,317) $(17,336)
                                                ========= =========

     The valuation allowance for deferred tax assets as of September 30, 1992 was $3,005,000. The net change in the total valuation allowance for the years ended September 30, 1994 and 1993 was a decrease of $361,000 and an increase $188,000 respectively. The Company anticipates that the net operating loss carryforward at September 30, 1994 will be utilized by the reversal of timing differences.

     Income taxes paid amounted to approximately $321,000 and $52,000 for the years ended September 30, 1994 and 1993 respectively.

     For tax reporting purposes as of September 30, 1994, the Company has unused net operating loss carryforwards of approximately $11,042,000 and investment tax credit carryforwards of approximately $1,703,000 which expire in varying amounts through the year 2002.
In addition, the Company has alternative minimum tax credit carryforwards of approximately $735,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

     Prior to the combination of Orange-co of Florida, Inc. (OCF) and the Company in December 1986 (Combination), Stoneridge Resources, Inc. ("Stoneridge"), the Company's former parent company, and the Company filed a consolidated income tax return. Income taxes of the respective companies were computed on a separate return basis based upon a tax sharing agreement (the "Agreement"). Under the terms of the Agreement, OCF's tax provision would be the same as if the Company had filed a separate income tax return. In addition, the Agreement provided that the companies were jointly and severally liable for taxes related to the period prior to the Combination; provided, however, as between OCF and Stoneridge, any such tax liability would be allocated on a separate return basis. Pursuant to the terms of the Agreement, the Company reimbursed Stoneridge approximately $2,800,000 in fiscal 1989. For tax reporting purposes, the Company was to be reimbursed by Stoneridge for future tax liabilities which may arise from pre-Combination differences between financial and tax reporting. There was no tax sharing agreement for tax periods subsequent to the Combination, as the Company and Stoneridge no longer filed a consolidated tax return.

     As a result of negotiation during fiscal 1992, the Company and its wholly-owned subsidiary, OCF agreed with Stoneridge to terminate the Agreement. Due to uncertainties of when and if the conditions of reimbursement from Stoneridge would occur, the Company settled the Tax Sharing Agreement in June 1992 for a $700,000 cash payment from Stoneridge. Since this transaction represents the final settlement of a pre-Combination tax issue between the subsidiary and its former parent, the Company reestablished its deferred income tax liability for the $2,800,000 and reduced additional paid in capital for the difference of $2,100,000. In connection with the adoption of FASB Statement 109 in fiscal 1993 the Company effected the re-establishment of the $2,800,000 deferred tax liability as of October 1, 1990.

7.   Notes Payable to Banks and Long-term Debt:

     Notes payable to banks and long-term debt as of September 30, 1994 and 1993 consisted of the following (in thousands):

                                                      1994          1993
 Mortgage notes payable bearing interest at
 6.9% due in varying installments through 2003        $17,150      $19,110

 Working capital line of credit bearing a
 variable rate of interest based upon the
 financial institution's cost of funds due
 in January 1996                                       20,977          -

 Revolving line of credit bearing a variable
 rate of interest based upon the financial
 institution's cost of funds due in January 1995        4,000          -

 Mortgage notes payable bearing interest at
 7% to 10.25% due monthly, principal due
 annually in varying installments through
 July 2010                                              2,118        2,507

 Grove purchase installment notes, bearing
 interest at 7% to 10% due in varying
 installments through June 2012                           390          248
                                                      -------      -------

                                                       44,635       21,865

 Less Current installments on long-term debt
 and note payable to banks                              6,136        2,182
                                                      -------      -------
 Total                                                $38,499      $19,683
                                                      =======      =======


    Principal payments for the years subsequent to 1995 are as follows:
 1996               $23,106
 1997               $ 2,130
 1998               $ 5,732
 1999               $ 1,336
 Thereafter         $ 6,195

     In June 1993 the Company refinanced its $20 million working capital facility with another financial institution. There was a $60,000 early termination fee associated with that refinancing. Balances outstanding are payable in January 1996 and accordingly are classified as long-term. This facility is collateralized by most of the Company's current assets. The interest rate is variable based upon the financial institution's cost of funds plus a margin with a maximum of prime less 1/2 of 1%. In April 1994 the Company increased this working capital facility to $30 million. As of September 30, 1994 there was an outstanding balance of $20,977,000 and additional available borrowings under this facility were approximately $9,023,000.

     In June of 1988, the Company entered into an agreement with a lender to borrow $20 million to be repaid in varying principal amounts through June of 1998. Of this, $10 million was at a fixed rate of 10.7% and $10 million was at a variable rate of 5/8 of 1% over the prime rate. In April 1993 the Company refinanced the remaining balance of $15,425,000 at lower rates and an extended repayment schedule. Simultaneously the Company also refinanced approximately $3,257,000 of fixed rate 10.5% debt originating in 1986. The new debt has an initial term of five years at a fixed rate of 6.9%, with even quarterly payments on a 10 year amortization. The total amount refinanced including $903,438 of the early termination fees mentioned below was approximately $19.6 million. The associated early termination fees related to the fixed rate debt and the above mentioned working capital facility totaling approximately $963,438 net of tax benefit of approximately $366,000 are accounted for as an extraordinary item in the Company's Consolidated Statements of Operations for the year ended September 30, 1993.

     Interest paid net of amounts capitalized was approximately
$1,724,000, $1,784,000, and $2,976,000, for the years ended
September 30, 1994, 1993, and 1992, respectively. Interest capitalized was approximately $543,000, $386,000, and $286,000 for the years ended September 30, 1994, 1993 and 1992 respectively.

8. Discontinued Operations:

During the second quarter of 1993, the Company decided to sell the Petroleum Division comprised of Frank Carroll Oil Company. This decision resulted in a charge of $513,000 including a write down of the operating assets to their estimated net realizable value, and an accrual for estimated operating losses through the anticipated phase-out period. These charges are disclosed on the Consolidated Statements of Operations as a loss on disposal of the Petroleum Division. Additionally, the Consolidated Statements of Operations for the respective periods presented exclude all components of profit or loss of the Petroleum Division from continuing operations. The effect of these items has been reclassified net of the applicable tax effect as "Discontinued Operations: Loss from operations of discontinued Petroleum Division". See Note 15, for disclosure of selected components of the Petroleum Division. A sale of the stock of Frank Carroll Oil Company was completed effective September 30, 1994. Proceeds from the sale of the stock totaled $966,000 in cash and notes.


9.  401k Plan:

     The Company has a retirement plan (the "Plan") which meets the qualifications under Section 401(k) of the Internal Revenue Code (the "Code"). Employees who have completed one year of continuous service (as defined), are eligible to make tax-deferred contributions. Employees who have completed the required service (as defined) are eligible to participate in an employer matching contribution. The Company contributed approximately $15,000, $66,000, and $475,000 under the Plan for the years ended September 30, 1994, 1993, and 1992, respectively. The Company also accrued approximately $64,000 during fiscal 1994 for contributions to the Plan for the fiscal 1994 Plan year. In December 1990, the assets of the Employees Stock Ownership Trust ("ESOT") were merged into the Plan. At September 30, 1994 the Plan held approximately 0.6% of the outstanding Common Stock of the Company. Effective January 1, 1993, the 401(k) Plan was amended to provide that no further employer discretionary profit sharing contributions would be made to the 401(k) Plan and a separate Profit Sharing Plan was adopted.

10.  Profit Sharing Plan:

     Effective January 1, 1993, the Company established a Profit
Sharing Retirement Plan which meets the qualifications of Section
401(c) of the Code (Profit Sharing Plan). All employees begin participation on the later of January 1, 1993 or date of employment.
Vesting is governed by seven year graduated vesting schedule including credit for continuous service with the Company prior to the effective date.
The Company's discretionary contribution is determined annually and is allocated among eligible participants' accounts in the proportion that each participant's compensation bears to the total qualified compensation of all eligible employees during the year. The Company contributed approximately $269,000 to the Plan during fiscal 1994, which represented a discretionary contribution for the 1993 Plan year. In addition, the Company accrued approximately $581,000 during fiscal 1994 to be contributed to the Plan for the 1994 Plan year.

11. Other Retirement Benefits: Certain officers and employees have employment contracts for additional retirement benefits, the cost of which is being accrued on a present value basis over the remaining term of the employment agreements. The lives of the officers and employees have been insured as a means of funding such benefits. These contracts became effective for fiscal 1994 and thereafter.
The accrued liability for these additional retirement benefits at September 30, 1994 was approximately $92,000.

12.  Stock Options:

     In 1984, the Company adopted an incentive stock option plan (the 1984 Plan) which provides for the granting of ten-year options to purchase up to 75,000 shares of common stock. Options issued under the 1984 Plan are priced at the fair market value on the grant date and 40% are immediately exercisable and 20% on a cumulative basis each year thereafter.

     In April 1987, the Company adopted an Employee Stock Option Plan (the 1987 Plan) under which a committee of the Board of Directors may grant either incentive stock options ("ISOs") or non-qualified stock options. The 1987 Plan provides that ISOs and non-qualified options may be granted for a period of ten years to purchase up to an aggregate of 750,000 shares of common stock. The option price of all common stock issued or to be issued under the 1987 Plan is at least 100% of the fair market value on the date of grant. The options granted to purchase shares generally become exercisable on a cumulative basis at 33-1/3% each year, commencing with the second year. Upon the change of control in May 1992 when Stoneridge sold its 52% interest in the Company to Ben Hill Griffin, Inc. and an affiliate, all the options granted up to that date under the 1987 Plan became exercisable.

     A summary of the changes in the shares under option for each of the plans is as follows:

                              l984 Plan                 1987 Plan
                        Shares         Price       Shares      Price
 Outstanding at
  September 30, 1991    17,175       13.75-18.75    548,680    5.4375-10.00
  Granted                  -            -               -         -
  Exercised                -            -               -         -
  Expired                  700       13.75-18.75     36,475    5.4375-10.00
 Outstanding at
  September 30, 1992    16,475       13.75-18.75    512,205    5.4375-10.00
  Granted                  -            -              -          -
  Exercised                -            -           50,500     5.4375
  Expired                8,200       13.75-15.00    65,905     5.4375-10.00
 Outstanding at
  September 30, 1993     8,275       13.75-18.75   395,800    5.4375-10.00
  Granted                  -            -              -         -
  Exercised                -            -              -         -
  Expired               6,450       15.00              500    9.625-10.00
 Outstanding at
  September 30, 1994    1,825       13.75-15.75    395,300    5.4375-10.00

Options granted under the 1987 and 1984 Plans expire at various dates through August 2001 and December 1995, respectively.

13.  Related Party Transactions:

     In May 1992, Stoneridge Resources, Inc. ("Stoneridge"), which then owned approximately 52% of the Company's outstanding Common Shares, sold these shares and the majority ownership of Orange-co, Inc. passed to Ben Hill Griffin, Inc., and an affiliate. Ben Hill Griffin, Inc. is a privately owned agribusiness corporation located in Frostproof, Florida.

     During the fiscal year ended September 30, 1994 the Company had incurred an estimated $9,657,000 in fruit participation cost from fruit purchased from its parent, Ben Hill Griffin, Inc. Of the 1994 amount approximately $5,394,000 was paid as of September 30, 1994 with the accrued balance of $4,263,000 to be paid March 1, 1995. Final payment amounts under the Company's fruit participation program are based upon returns from the ultimate disposition of the fruit received. For the fiscal year ended September 30, 1993 the Company incurred a total of $11,444,000 in fruit participation cost from fruit purchased from its parent company Ben Hill Griffin, Inc. As of September 30, 1993 a total of $7,242,000 had been paid against this amount and an estimated balance of $4,358,000 was accrued to be on March 1, 1994. Fruit purchases made from the parent company under the Company's participation program are under terms equivalent to fruit purchased from other grower participants. Additionally, the Company paid approximately $1,935,000 and $736,000 to Ben Hill Griffin, Inc. for other goods and services, principally the purchase of fertilizer and citrus trees at prices approximating market during fiscal 1994 and 1993 respectively.


14.  Interim Financial Information (unaudited):
        (in thousands except per share amounts)

                                        Net        Earnings
                                Gross   Income      (Loss)
   Quarters          Sales     Profit   (Loss)     Per Share
   Ended
   Fiscal 1994
    September 30    $19,555   $ 3,252    $  745      $.07
    June 30          23,200     2,084       386       .04
    March 31         18,289     2,119       497       .05
    December 31      15,712     3,655     1,717       .17
                    -------   -------    -------     -----
                    $76,756   $11,110    $3,345      $.32
                    =======   =======    =======     =====
   Fiscal 1993
    September 30    $18,778   $ 5,044    $2,164      $.21
    June 30          22,286     2,257       523       .05
    March 31         18,977       801    (1,611)     (.16)
    December 31      11,897     1,557        12        -
                    -------   -------    -------     -----
                    $71,938   $ 9,659    $1,088      $.11
                    =======   =======    =======     =====

15. Business Segment:

     Segment financial data for the years ended September 30, 1994, 1993, and 1992 except for total assets which are as of September 30, 1994, 1993, and 1992 are as follows (in thousands):

                                             Petroleum
                                             and Related
                         Year     Citrus     Products      Total
 Sales                   1994    $ 76,756    $12,986     $ 89,742
                         1993      71,938     15,591       87,529
                         1992      79,890     12,847       92,737

 Operating Profit        1994       7,059        -          7,059
                         1993       5,664        -          5,664
                         1992      13,936        -         13,936

 Total Assets            1994     169,404        -        169,404
                         1993     136,783      3,019      139,802
                         1992     133,219      3,076      136,295

 Depreciation and
  amortization           1994       3,816        154        3,970
                         1993       3,265        179        3,444
                         1992       3,251        199        3,450

 Capital expenditures    1994      11,077         23       11,100
                         1993       7,110         14        7,124
                         1992       7,701        157        7,858


Intersegment sales approximate market and are not significant.


RECONCILIATION OF OPERATING PROFIT(LOSS) TO INCOME(LOSS) BEFORE
INCOME TAXES:

                                              Fiscal Years

                                     September   September    September
                                     30, 1994    30, 1993     30, 1992
 Operating profit                    $7,059      $ 5,664     $13,936
 Gain(loss) on dispositon
  of property and equipment             484          142        (104)
 Interest                            (1,693)      (1,820)     (2,907)
 Other income (expense)                  36         (227)       (627)
                                     -------     --------    --------
 Income from continuing operations   $5,886      $ 3,759     $10,298
                                     =======     ========    ========

Sales to foreign countries accounted for 15.2% of the Company's citrus segment sales during fiscal 1994.
                                      -46-

                      ORANGE-CO, INC. AND SUBSIDIARIES
     SCHEDULE IV - INDEBTEDNESS OF AND TO RELATED PARTIES - NOT CURRENT
           FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992
                                (in thousands)



                    Column A       Column B      Column C   Column D  Column E

                                   Balance @                           Balance @
                    Indebtedness   Beginning                           End of
                         To        of Period     Additions   Deletions Period

 Year Ended
 September 30, 1994
                     Ben Hill
                     Griffin,
                     Inc.            $   -         $   -       $   -      $   -
                                     =====         =====       =====      =====
 Year Ended
  September 30, 1993
                     Ben Hill
                     Griffin,
                     Inc.            $   -         $   -       $   -      $   -
                                     =====         =====       =====      =====

 Year Ended
  September 30, 1992
                     Stoneridge
                     Resources,
                     Inc.(1)         $   -         $   7       $   7      $   -
                                     =====         =====       =====      =====


<F1>
(1) Represents various intercompany transactions with Stoneridge, including intercompany management services, intercompany loans and advances.




                          ORANGE-CO, INC. AND SUBSIDIARIES
                     SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992
                                 (in thousands)

Column A                Column B   Column C  Column D    Column E      Column F
                        Balance                            Other
                        at                                 Charges     Balance
                        Beginning  Additions               Add         End of
Classification          of Period  at Cost     Retirements (Deduct)    Period
 Year ended
 September 30, 1994:
  Land and improvements $  5,249   $   656(5)   $  592(6) $   -      $  5,313
  improvements
  Citrus groves           82,592     4,135(1)      129(6)     -        86,598
  Buildings and
  improvements             6,411     1,148(5)      678(6)     -         6,881
  Furniture, fixtures,
  machinery & equipment   32,871     6,577(5)    1,365(6)  (4,378)(7)  33,705
  Construction in
  progress                 1,534    (1,416)(5)    (871)(6)    -           989
                        --------   --------     -------   --------   --------
                        $128,657   $11,100      $1,893    $(4,378)   $133,486
                        ========   ========     =======   ========   ========
 Year ended
 September 30, 1993:
  Land and improvements $  4,827   $   422(5)   $  -      $   -      $  5,249
  Citrus groves           79,550     3,042(1)      -          -        82,592
  Buildings and
  improvements             6,267       144(5)      -          -         6,411
  Furniture, fixtures,
  machinery & equipment   29,490     3,748(5)      367        -        32,871
  Construction in
  progress                 2,279      (232)(5)     -         (513)(4)   1,534
                         --------   -------      ------   --------   --------
                        $122,413   $ 7,124       $ 367    $  (513)   $128,657
                        ========   ========      ======   ========   ========
 Year ended
 September 30, 1992:
  Land and improvements $  4,797   $   428(5)    $ -      $  (398)(3)$  4,827
  Citrus groves           75,295     4,538(1)      483(2)     200      79,550
  Buildings and
  improvements             6,661       393(5)      -         (787)(3)   6,267
  Furniture, fixtures,
  machinery & equipment   29,815     1,053(5)      488(2)    (890)(3)  29,490
  Construction in
  progress                 3,622     1,446(5)      494     (2,295)(3)   2,279
                        --------   --------     -------   --------   --------
                        $120,190   $ 7,858      $1,465    $(4,170)   $122,413
                        ========   =======      =======   ========   ========

<F1>
    (1)Consist of approximately $3,133,000, $3,042,000 and $3,265,000 of capitalized interest, aftercare, and new plantings for the years ended September 30, 1994, 1993 and 1992 respectively. Consists of approximately $1,002,000 and $631,000 of grove purchases for the years ending September 30, 1994 and 1992 respectively. Also for the year ended September 30, 1992, approximately $642,000 was reclassified from Construction in Progress to Citrus Groves.
<F2>
     (2)Consists primarily of approximately $662,000 for the sale of citrus groves in the year ended September 30, 1992.
<F3>
     (3)Consists of approximately $2,107,000 for reclassification to property held for disposition and approximately $2,063,000 in reserves for losses expected to be incurred on the disposal of certain properties in the future.
<F4>
     (4)Consist of approximately $513,000 in reserves for losses expected to be incurred on the disposal of certain properties in the future.
<F5>
     (5)Consists of additions and improvements to existing facilities.
<F6>
     (6)Consists of approximately $1,323,000 of assets disposed with the sale of Frank Carroll Oil Company and approximately $570,000 of other assets disposed of during the year.
<F7>
     (7)Consist of an adjustment to property, plant and equipment for assets used in production at the Bartow processing facility which are no longer in service and were previously retired.

                        ORANGE-CO, INC. AND SUBSIDIARIES
     SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                      OF PROPERTY, PLANT AND EQUIPMENT
            FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992
                           (in thousands)

Column A              Column B  Column C   Column D     Column E  Column F
                      Balance                           Other
                      at                                Charges   Balance
                      Beginning  Additions              Add       End of
Classification        of Period  at Cost   Retirements  (Deduct)  Period
 Year ended
 September 30, 1994:
  Land and
  improvements        $    907  $   118    $   -       $   -       $   1,025
  Citrus groves          7,224    1,242          3         -           8,463
  Buildings and
  improvements           2,855      254        241         -           2,868
  Furniture, fixtures,
  machinery & equipment 23,185    1,848        938      (4,231)(2)    19,864
                       -------   ------    -------     --------    ---------
                       $34,171   $3,462    $ 1,182     $(4,231)    $  32,220
                       =======   ======    =======     ========    =========
 Year ended
 September 30, 1993:
  Land and
  improvements         $   820   $   87    $  -         $   -        $   907
  Citrus groves          6,043    1,181       -             -          7,224
  Buildings and
  improvements           2,627      228       -             -          2,855
  Furniture, fixtures,
  machinery & equipment 22,055    1,427       297           -         23,185
                       -------   ------    ------       --------     -------
                       $31,545   $2,923    $  297       $   -        $34,171
                       =======   ======    ======       ========     =======
 Year ended
 September 30, 1992:
  Land and
  improvements         $   757   $   63    $  -         $   -        $   820
  Citrus groves          5,055    1,124       136           -          6,043
  Buildings and
  improvements           2,437      221       -             (31)(1)    2,627
  Furniture, fixtures
  machinery & equipment 21,612    1,650       432          (775)(1)   22,055
                       -------   ------    ------       --------     -------
                       $29,861   $3,058    $  568       $  (806)     $31,545
                       =======   ======    ======       ========     =======


Depreciation and amortization are recognized principally on the straight-line method in amounts adequate to depreciate and amortize cost over the estimated useful life of the applicable assets. See
Note 4 of the Notes to the Consolidated Financial Statements
"Property and Equipment" for estimated useful lives.


<F1>
     (1)Consists of reclassification (to) from property held for disposition.
<F2>
     (2)Consists of an adjustment to property, plant, and equipment for assets used in production at the Bartow processing facility which are no longer in service and were previously retired.


                   ORANGE-CO, INC. AND SUBSIDIARIES
           SCHEDULE VIII - ALLOWANCE FOR DOUBTFUL ACCOUNTS
        FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992
                           (in thousands)


Column A               Column B     Column C    Column D     Column E
                       Balance @    Additions                Balance @
                       Beginning    Charged to               End of
Description            of Period    Expense     Deductions   Period
 Year ended
  September 30, 1994    $  744       $140        $  198      $  686
                        ======       ====        ======      ======
 Year ended
  September 30, 1993    $  743       $150        $  149      $  744
                        ======       ====        ======      ======
 Year ended
  September 30, 1992    $  788       $325        $  370      $  743
                        ======       ====        ======      ======



                     ORANGE-CO, INC. AND SUBSIDIARIES
                   SCHEDULE IX - SHORT-TERM BORROWINGS
           FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 and 1992
                               (in thousands)




Column A              Column B    Column C  Column D      Column E     Column F
Category of                                 Maximum       Average      Weighted
Aggregate                         Weighted  Amount        Amount       Average
Short                 Balance at  Average   Outstanding   Outstanding  Interest
Term                  End of      Interest  During the    During the   During
Borrowings            Period      Rate      Period        Period(1)    Period(1)
 Year ended
  September 30, 1994    $4,000     5.37%     $5,000        $2,896        5.39%
                        ======     =====     ======        ======        =====
 Year ended
  September 30, 1993    $  -         - %     $  -          $  -            - %
                       ======     =====     ======        =======       =====
 Year ended
  September 30, 1992    $  -         - %     $  -          $  -            -  %
                       ======     =====     ======        =======       ======

<F1>
(1) Based on weighted average outstanding borrowings during the period.


                                   -51

- - -
                    ORANGE-CO, INC. AND SUBSIDIARIES
         SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
          FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992
                              (in thousands)

Column A                                               Column B
                                             Charged to Costs and Expenses
                                               1994      1993        1992
 Maintenance and repairs                       $2,803    $1,973      $2,310
                                               ======    ======      ======

 Depreciation and amortization                 $3,970    $3,444      $3,450
                                               ======    ======      ======

 Taxes, other than payroll and income taxes    $2,901    $3,077      $3,151
                                               ======    ======      ======




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                              PART III

Item 10.   Directors and Executive Officers of the Registrant

     The information required by Item 10 will be set forth in the Company's 1995 Proxy Statement under the caption "Nominees For
Election As Directors" and is incorporated herein by reference.

Item 11.  Executive Compensation

     The information required by Item 11 will be set forth in the Company's 1995 Proxy Statement under the caption "Executive Officers and Compensation" and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     The information required by Item 12 will be set forth in the Company's 1995 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners", "Nominees for Election as Directors" and "Stock Ownership of Executive Officers", and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     The information required by Item 13 will be set forth in the Company's 1995 Proxy Statement under the caption "Transactions With Management And Others" and is incorporated herein by reference.


                               PART IV

Item 14. Exhibits, Finanical Statement Schedules and Reports on Form 8K

(a) (1) The finanical statements required to be filed as part of this Report, and the report thereon by KPMG Peat Marwick LLP, are set forth under Item 8 and listed on Page 26 herein.

      (2) The financial statement schedules required to be filed herewith are listed on Page 26 herein.

      (3) The exhibits required to be filed herewith are listed on the "Exhibit Index" commencing at Page 57 herein.

(b) During the last quarter of the period covered by this Report the Company filed no reports on Form 8-K.

(c) The exhibits required to be filed herewith are listed on the "Exhibit Index" commencing on Page 57 herein and incorporated herein by reference.

(d) The financial statements required to be filed as part of the Report and the report thereon by KPMG Peat Marwick LLP are set forth under Item 8 and are listed on Page 26 herein and are incorporated herein by reference.


                                   -54-
                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ORANGE-CO, INC.
                                     (Registrant)





Date:  December 22, 1994             By: Gene Mooney
                                         ------------------------
                                         Gene Mooney
                                         President and
                                         Chief Operating Officer






Date:  December 22, 1994             By: Dale A. Bruwelheide
                                         ------------------------
                                         Dale A. Bruwelheide
                                         Vice President and
                                         Chief Financial Officer

                             SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.






Date:  December 15, 1994             B.H. Griffin, III
                                     --------------------------
                                     B. H. Griffin, III
                                     Chairman, CEO and Director


Date:  December 15, 1994             John R. Alexander
                                     --------------------------
                                     John R. Alexander
                                     Director


Date:  December 15, 1994             Richard A. Coonrod
                                     --------------------------
                                     Richard A. Coonrod
                                     Director


Date:  December 15, 1994             Paul E. Coury, MD
                                     --------------------------
                                     Paul E. Coury, MD
                                     Director


Date:  December 15, 1994             George W. Harris, Jr.
                                     --------------------------
                                     George W. Harris, Jr.
                                     Director


Date:  December 15, 1994             Dr. W. Bernard Lester
                                     -------------------------
                                     Dr. W. Bernard Lester
                                     Director


Date:  December 15, 1994             Gene Mooney
                                     ------------------------
                                     Gene Mooney
                                     Director


Date:  December 15, 1994             C. B. Myers, Jr.
                                     -----------------------
                                     C. B. Myers, Jr.
                                     Director


Date:  December 15, 1994             Thomas H. Taylor, Sr.
                                     ----------------------
                                     Thomas H. Taylor, Sr.
                                     Director

                   SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.





For the fiscal year                               Commission File
ended September 30, 1994                          Number 1-6442-1




                               FORM 10-K



                 ANNUAL REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934








                            ORANGE-CO, INC.
         (Exact name of registrant is specified in its charter)






                               EXHIBITS


                                INDEX

                           EXHIBIT INDEX

                                                       Sequential
Exhibit No.               Description of Exhibits        Page No.


3.1            Restated Articles of Incorporation of
               the company, as amended, filed as
               Exhibits 3.1 to Stoneridge Resources,
               Inc.'s Registration Statement No.
               33-24085 on Form S-1 and incorporated
               herein by reference.

3.2            By-laws of the Company, as amended
               filed as Exhibit 3.2 to the Company's
               Annual Report on Form 10-K for the
               year ended September 30, 1992 and
               incorporated herein by reference.

10.1           Orange-co, Inc. Management Incentive
               Plan filed as Exhibit 10m to
               Stoneridge Resources, Inc.'s
               Registration Statement No. 33-24085
               on Form S-1 and incorporated herein
               by reference.

10.4           Orange-co, Inc. 1984 Incentive Stock
               Option Plan, as amended filed as
               Exhibit 10.10 to the Company's
               Registration Statement No.33-16935,
               as amended, on Form S-1 and
               incorporated herein by reference.

10.5           Orange-co, Inc. 1987 Employee Stock
               Option Plan, as amended filed as
               Exhibit 10.5 to the Company Annual
               Report on Form 10-K for the year
               ended September 30, 1992 and incorporated herein by reference.

10.8           Orange-co of Florida, Inc. Deferred               61
               Compensation Plan effective December 1,
               1988 originally filed as Exhibit 10.11
               to the Company's Annual Report on Form
               10-K for the fiscal year ended August 31, 1989 as amended through December 15, 1994.

10.11          Stock Purchase Agreement between
               Stoneridge Resources Inc., Ben Hill
               Griffin, Inc. and Ben Hill Griffin,
               III, dated as of April 9, 1992 filed
               as Exhibit (2) to the Company's Form
               8-K filed May 28, 1992 and
               incorporated herein by reference.

10.12          Loan Agreement between Orange-co,
               Inc. Orange-co of Florida, Inc. and
               Farm Credit of Southwest Florida,
               ACA, dated April 10, 1993 and filed
               as Exhibit 10.12 on Form 10-Q for the
               fiscal quarter ended March 31, 1993
               and incorporated herein by reference.

                             EXHIBITS INDEX

                                                           Sequential
Exhibit No.              Description of Exhibits             Page
No.


10.13         Amended and Restated Florida Mortgage
              Security Agreement and Spreader Agreement between Orange-co of Florida, Inc. and John Hancock Mutual Life Insurance
              Company, dated April 21, 1993; Renewal
              Note between Orange-co of Florida, Inc.
              and John Hancock Mutual Life Insurance
              Company dated April 21, 1993 filed as
              Exhibit 10.13 on Form 10-Q for the fiscal quarter ended March 31, 1993 and incorporated herein by reference.

10.14         Loan Agreement By and Among Orange-co,
              Inc. and Orange-co of Florida, Inc. and
              Sun Bank National Association for a
              Revolving Line of Credit in the amount of $20,000,000 dated June 16, 1993 and filed as Exhibit 10.14 on Form 10-Q for the
              fiscal quarter ended June 30, 1993 and
              incorporated herein by reference.

10.15         Thermal Energy Sales Agreement By and
              Between Orange-co of Florida, Inc. and AP
              Cogen Ltd., dated May 27, 1993 and filed as Exhibit 10.15 on Form 10-Q for the fiscal quarter ended June 30, 1993 and incorporated herein by reference.

10.16         Stock Purchase Agreement By and Between W.
              Eugene Hays and George M. Nagel Jr. and
              Orange-co of Florida, Inc. for the
              purchase of the stock of International
              Fruit, Inc., dated August 2, 1993 and
              filed as Exhibit 10.16 on Form 10-Q for
              the fiscal quarter ended June 30, 1993 and incorporated herein by reference.

10.17         Orange-co of Florida, Inc. Management
              Security Plan effective October 1, 1993
              filed as Exhibit 10.17 on Form 10-Q for
              the fiscal quarter ended December 31, 1993 and incorporated herein by reference.

10.18         The First Amendment to the Loan Agreement
              By and Among Orange-co, Inc. and SunBank,
              National Association for a Revolving Lined of Credit dated April 1, 1994 and filed as
              Exhibit 10.18 on Form 10-Q for the fiscal quarter ended June 30, 1994 and incorporated herein by reference.

10.19         The Second Amendment to the Loan Agreement
              By and Among Orange-co, Inc., and SunBank
              National Association for a Revolving Line of Credit dated April 1, 1994 and filed as
              Exhibit 10.19 on Form 10-Q for the fiscal quarter ended June 30, 1994 and incorporated herein by reference.

                             EXHIBITS INDEX

                                                            Sequential
Exhibit No.              Description of Exhibits              Page
No.



10.20         Stock Acquisition Agreement Between Orange-      68
              co, Inc. and Childs Oil Company, Inc.
              dated September 9, 1994 for the sale of
              Frank Carroll Oil Company Stock.

16            Change in Accountants from Coopers &
              Lybrand to KPMG Peat Marwick as filed on the Company's Form 8K on August 4, 1992 and incorporated herein by reference.

21            Subsidiaries of the Company.                      126

24.1          Consent letter from KPMG Peat Marwick LLP.        127

27            Financial Data Schedule (Electronic Filing
              Only)

99.1          Orange-co of Florida, Inc. Profit Sharing
              Plan and Trust Agreement effective January
              1, 1987, as amended and restated on
              January 1, 1989, including amendments through October 14, 1993 filed as Exhibit 9934 on Form 10K for the fiscal year 1993 and incorporated herein by reference.

99.2          First Amendment to Orange-co of Florid,a Inc.     128
              401(k) Salary Deferral Plan effective December
              15, 1994.

99.3          Profit Sharing Plan and Trust for Employees of    130
              Orange-co of Florida, Inc. effective Janauary 1,
              1993.