Form 10-Q/A
period 1993-12-31
ORANGE CO INC /FL/
filed 1995-01-26
CIK 4507

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

               For the transition period from _________ to ________


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
















                              PART II. OTHER INFORMATION

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                       EXHIBIT:

          Exhibit No.                                            Page No.

          10.17               Orange-co of Florida, Inc.           16
                              Management Security Plan
                              effective October 1, 1993.

                                      SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        ORANGE-CO, INC.

                                        (Registrant)





               Date: January 26, 1995   By:/s/ Gene Mooney
                                           _______________________
                                           Gene Mooney
                                           President and
                                           Chief Operating Officer






               Date: January 26, 1995   By:/s/ Dale A. Bruwelheide
                                           _______________________
                                           Dale A. Bruwelheide
                                           Vice President and
                                           Chief Financial Officer







                                         15