Form 10-Q
period 1994-12-31
ORANGE CO INC /FL/
filed 1995-02-10
CIK 4507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934                                            (NO FEE REQUIRED)


For the Quarter Ended December 31, 1994


                                       OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934                                       (NO FEE REQUIRED)


For the transition period from _______________ to _______________

Commission File No. 1-6442

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


                                  Yes  XX    No

Number of shares outstanding of common stock, $.50 par value, as of February 10, 1995: 10,298,475 shares




                        ORANGE-CO, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS
                                                                       PAGE NO.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


       Consolidated Balance Sheets
          December  31,  1994  (unaudited)  and  September  30,  1994
           (audited)                                                        3

       Consolidated Statements of Operations (unaudited)
        Three Months ended December 31, 1994 and 1993                       4

       Consolidated Statements of Cash Flows (unaudited)
        Three Months ended December 31, 1994 and 1993                       5

       Notes to Consolidated Financial Statements (unaudited)             6-8

ITEM 2.

       Management's  Discussion and Analysis of Results of
        Operations and Financial Conditions                              9-13

PART II. OTHER INFORMATION

ITEM 6.
       Exhibits an Reports on Form 8 K                                     14

SIGNATURES                                                                 14



                                     -2-



                         PART 1.  FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                        ORANGE-CO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                       December 31,    September 30,
ASSETS                                     1994             1994
                                       (unaudited)       (audited)
 Current assets:
 Cash and short-term investments         $    897        $    765
 Receivables                                8,283           7,119
 Advances on fruit purchases                  626             475
 Inventories                               36,415          43,551
 Prepaid and other                            290              41
                                         _________       _________
     Total current assets                  46,511          51,951
                                         _________       _________
 Property and equipment, net              103,273         101,266
                                         _________       _________
 Other assets:
 Excess of cost over net assets of
  acquired companies                       12,061          12,155
 Property held for disposition              1,372           1,864
 Other                                      2,386           2,168
                                         _________       _________
     Total other assets                    15,819          16,187
                                         _________       _________
     Total assets                        $165,603        $169,404
                                         =========       =========
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
 Current  installments on  long-term     $  2,136        $  2,136
  debt
 Note payable to bank                       3,000           4,000
 Accounts payable                           4,988           4,258
 Accrued liabilities                       10,687          10,121
                                         _________       _________
     Total current liabilities             20,811          20,515
 Deferred income taxes                     19,843          19,317
 Other liabilities                            331             276
 Long-term debt                            33,043          38,499
                                         _________       _________
     Total liabilities                     74,028          78,607
                                         _________       _________
 Stockholders' equity:
  Preferred stock, $.10 par value,
   10,000,000 shares authorized;
   none issued                                -               -
  Common stock, $.50 par value,
   30,000,000 shares authorized;
   10,349,399 issued.                       5,175           5,175
 Capital in excess of par value            71,417          71,417
 Retained earnings                         15,466          14,688
                                         _________       _________
                                           92,058          91,280
 Less:
 Treasury stock, at cost:  50,924
  shares at December 31, 1994
  and September 30, 1994                     (483)           (483)
                                         _________       _________
    Total stockholders' equity             91,575          90,797
                                         _________       _________
    Total liabilities and stockholders'
     equity                              $165,603        $169,404
                                         =========       =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                                    -3-

                        ORANGE-CO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1994 AND 1993
                                   (unaudited)
                    (in thousands except for per share data)

                                                 1994      1993

 Sales                                          $30,573   $15,712
 Cost of sales                                   28,053    12,057
                                                ________  ________
     Gross profit                                 2,520     3,655
 Other costs and expenses, net:
  Selling, general and administrative            (1,073)     (972)
  Gain on disposition of property and equipment     426       479
 Other                                                8       -
 Interest                                          (547)     (282)
                                                ________  ________
 Income from continuing operations
  before income taxes                             1,334     2,880
 Income tax expense                                 556     1,139
                                                ________  ________
 Net income from continuing operations              778     1,741

 Discontinued operations:

 Net (loss) from operations of discontinued
  Petroleum Division, [net of applicable
  income tax (benefit) of $(15)]                    -         (24)
                                                ________  ________
 Net income                                     $   778   $ 1,717
                                                ========  ========
 Net  income per common and common equivalent
  shares:
  Continuing operations                         $   .08   $   .17
  Discontinued operations                       $   -     $   -
                                                ________  ________
  Net income                                    $   .08   $   .17
                                                ========  ========
 Average number of common and common
  equivalent shares outstanding                  10,298    10,299
                                                ========  ========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                        ORANGE-CO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1994 AND 1993
                                   (unaudited)
                                 (in thousands)

                                              1994     1993
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                  $  778    $1,717
                                             _______   _______
  Adjustments to reconcile net income to
   net cash provided by (used  for)
   operating activities:
   Depreciation and amortization              1,028      905
   Deferred income taxes                        526    1,044
   (Gain) on disposition of property
    and equipment and other                    (426)    (479)
 Change in assets & liabilities:
 (Increase) in receivables                   (1,164)    (870)
 (Increase)decrease in advance on fruit
  purchases                                    (151)     131
 (Increase)decrease in inventory              7,136   (5,266)
 (Increase) in prepaids and other              (249)    (104)
 Increase in accounts payable
  and accrued liabilities                     1,296      469
 Other, net                                    (130)    (195)
                                             _______  _______
 Total adjustments                            7,866   (4,365)
                                             _______  _______
 Net cash provided by (used for)
  operating activities                        8,644   (2,648)
                                             _______  _______
 CASH FLOWS FROM INVESTING ACTIVITIES:

 Proceeds from sale of property & equipment     582      482
 (Increase)decrease in note & mortgage
  receivables                                   (73)       1
 Additions to property & equipment           (2,565)  (4,234)
                                             _______  _______
 Net cash (used for) investing
  activities                                 (2,056)  (3,751)
                                             _______  _______

 CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from (payment on) long-term debt   (5,456)   6,273
 (Payment on) notes payable to bank          (1,000)     -
                                             _______  _______
 Net cash provided by (used for) financing
  activities                                 (6,456)   6,273
                                             _______  _______
 NET INCREASE(DECREASE) IN CASH AND CASH
  EQUIVALENTS                                   132     (126)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                        765    1,071
                                             _______  _______
 CASH AND CASH EQUIVALENTS AT END OF PERIOD  $  897   $  945
                                             =======  =======


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

     In the opinion of the management of the Company, the accompanying financial statements reflect adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, which are necessary to present fairly the financial position, results of operations and cash flows for the periods presented:

     .    Unaudited Consolidated Balance Sheet at December 31, 1994

     .    Audited Consolidated Balance Sheet at September 30, 1994

     . Unaudited Consolidated Statements of Operations and Statements of Cash Flows for the three month periods ended December 31, 1994 and 1993.

2.   NOTES PAYABLE AND LONG-TERM DEBT

      As of December 31, 1994, the Company had access to a $30 million credit facility payable in January 1996. Accordingly, the balance at December 31, 1994 was classified as long-term. This facility is collateralized by most of the Company's current assets. The outstanding balance at December 31, 1994 was approximately $16,019,000. Approximately $13,981,000 were additionally available to be borrowed under this facility. The interest rate on the facility is variable based upon the financial institution's cost of funds plus a margin. Subsequent to December 31, 1994, this facility was increased to a $40 million working capital line of credit and the term extended to January 1997.

     Additionally, as of December 31, 1994 the Company had a $6,000,000 short-term capital revolving credit facility to provide interim financing for capital projects. As of December 31, 1994 the balance on this facility was $3,000,000. The interest rate is variable based upon the financial institution's cost of funds plus a margin.

     At December 31, 1994, the Company's outstanding long-term debt (including the $16,019,000 balance on the working capital line of credit facility) was approximately $35,179,000, of which $2,136,000 matures in the next 12 months and the remainder matures at various times over the subsequent seventeen years.

     Interest paid, net of amounts capitalized, was approximately $501,000 and $239,000 for the three months ended December 31, 1994 and 1993, respectively. Interest capitalized was approximately $110,000 and $90,000 for the three months ended December 31, 1994 and 1993, respectively.

3.   INVENTORIES

     The major components of inventory are summarized as follows (in thousands):

                         December 31,     September 30,
                            1994             1994
 Finished goods            $28,944          $34,201
 Fruit-on-tree               5,133            6,982
 Other                       2,338            2,368
                           _______          _______
 Total                     $36,415          $43,551
                           =======          =======

    As of December 31, 1994 the Company held contracts for net FCOJ futures positions totaling $12,941,000 with unrealized gains of approximately $826,000. Exposure to off-balance sheet risk related to these positions results from market fluctuations of FCOJ futures prices relative to the Company's open positions. As of December 31, 1994 deposits with brokers totaled $353,000.

4. BUSINESS SEGMENTS

   The following segment financial data is for the three month periods ended December 31, 1994 and 1993, except for total assets which are as of December 31, 1994 and September 30, 1994.

                              SEGMENT FINANCIAL DATA
                                  (in thousands)

                                           Petroleum
                                              and
                           Year   Citrus    Related     Total
                                           Products
 Sales                      1994  $ 30,573   $   -     $30,573
                            1993    15,712     3,322    19,034

 Operating Profit           1994     1,447       -       1,447
                            1993     2,683       -       2,683

 Total Assets               1994   165,603       -     165,603
                            1993   169,404       -     169,404

 Depreciation and
  amortization              1994     1,028       -       1,028
                            1993       863        42       905

 Capital expenditures       1994     2,565       -       2,565
                            1993     4,224        10     4,234


   Intersegment sales approximate market and are not significant.



     RECONCILIATION OF OPERATING PROFIT TO INCOME BEFORE INCOME TAXES:
                                 (in thousands)

                                 Three Months        Three Months
                                     Ended              Ended
                               December 31, 1994   December 31, 1993
 Operating profit                    $1,447          $2,683
 Gain on disposition of
  property and equipment                426             479
 Other                                    8             -
 Interest                              (547)           (282)
                                     _______         _______
 Income from continuing
  operations before income taxes     $1,334          $2,880
                                     =======         =======

    During the three month period ended December 31, 1994 the Company had two customers who individually accounted for approximately 17% and 11% of total sales. During the three month period ended December 31, 1993 the Company had two customers who individually accounted for approximately 29% and 10% of total sales.



                                        -7-
5.  INCOME TAXES

   The provision for income taxes for continuing and discontinued operations for the quarters ended December 31, 1994 and 1993 is summarized as follows
(in thousands):


                                1994    1993
 Current:
   Federal income tax           $ 30    $   69
   State income tax               -         11
                                ____    ______
   Total                        $ 30    $   80
                                ____    ______
 Deferred:
   Federal income tax           $471    $  947
   State income tax               55        97
                                ____    ______
   Total                        $526    $1,044
                                ____    ______
   Total provision for income
    taxes                       $556    $1,124
                                ====    ======

    The following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 34% and the actual income tax provisions for the quarters ended December 31, 1994 and 1993
(in thousands):


                                            1994   1993
 Expected income tax                         $454  $  965
 Increase(decrease) resulting from:
   State income taxes, net of federal tax
    benefit                                    55     108
   Loss on foreign operations                  16      22
   Permanent items and other                   31      29
                                             ____  ______
   Total provision for income taxes          $556  $1,124
                                             ====  ======

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

6.  DISCONTINUED OPERATIONS

    During the second quarter of 1993, the Company decided to sell the Petroleum Division comprised of Frank Carroll Oil Company. The Consolidated Statement of Operations for the three month period ended December 31, 1993 presented exclude all components of profit or loss of the Petroleum Division
from continuing operations.   The effect of these items has been reclassified
net of the applicable tax effect as "Discontinued Operations:  Loss from
operations of discontinued Petroleum  Division".   See Note 4 for disclosure
of selected components of the Petroleum Division. The sale of all the capital stock of Frank Carroll Oil Company was completed effective September 30, 1994.

                        ORANGE-CO, INC. AND SUBSIDIARIES
                                 PART I - ITEM 2
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

        First Quarter of Fiscal 1995 versus First Quarter of Fiscal 1994

    The following is management's discussion and analysis of significant factors which have affected the Company's continuing operations during the periods included. It compares the Company's continuing operations for the three month period ended December 31, 1994 to continuing operations for the three month period ended December 31, 1993.

   The following table reflects changes in and the effects on sales, cost of sales and gross profit by division and other changes in the Statements of Operations through net income from continuing operations between the
respective periods.   The respective statements have excluded sales, cost of
sales, gross profit, selling, general and administrative expenses, interest expense and all other items of profit and loss related to the Petroleum Division. (See Note 6 "Discontinued Operations" of the Notes to the Consolidated Financial Statements.)


  Three Months Ended December 31, 1994 vs Three Months Ended December 31, 1993
                              Increases/(Decreases)
                                 (in thousands)

                                    Sales    Cost of Sales  Net Change
 Beverage Division                  $14,349     $15,566       $(1,217)
 Grove Management Division              512         430            82
                                    -------     -------       --------
 Continuing operations              $14,861     $15,996        (1,135)
                                    =======     =======
 Other costs and expenses, net:
  Selling, general and administrative . . . . . . . . . . . .    (101)
  Gain on disposition of property and equipment . . . . . . .     (53)
  Other income and expense  . . . . . . . . . . . . . . . . .       8
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . .    (265)
                                                              --------
 Income from continuing operations before income tax. . . . . $(1,546)
 Provision for income taxes from continuing operations  . . .     583
                                                              --------
 Net income from continuing operations  . . . . . . . . . . . $  (963)
                                                              ========

RESULTS OF OPERATIONS

                                      SALES

    Sales for the three month period ended December 31, 1994 increased approximately $14,861,000 or 94.6% compared to the same period in the prior year. The Beverage Division accounted for the principal increase for the current period with increased sales of approximately $14,349,000. Grove Management Division sales increased approximately $512,000 for the current period compared to the same period in the prior year.

BEVERAGE DIVISION The Beverage Division sales increased approximately $14,349,000 or 97.0% during the current three month period compared to the same period in the prior year. Revenues from the sale of the Company's bulk citrus juice products increased approximately $12,138,000 as a result of offsetting increases and decreases. As a part of this increase revenues from the volume of bulk citrus products sold increased approximately $14,737,000 during the current period compared to the same period in the prior year. This increase in sales volume was due primarily to an improved sales program for the bulk citrus juice products and a higher level of carryover inventory from the prior year.

This increase in volume was partially offset by decreased prices for bulk citrus juice products of approximately $2,599,000 during the current period compared to the same period in the prior year. In October 1994 the United States Department of Agriculture ("USDA") announced a Florida crop estimate of approximately 196,000,000 boxes of round oranges for the 1994-95 season which, would be significantly larger than the 1993-94 crop of 174,200,000 boxes of round oranges. In February 1995 the USDA revised its estimate for the 1994-95 Florida crop of round oranges to approximately 203,000,000 boxes which, if true, will be historically the second largest Florida crop.

   Sales of the Company's packaged citrus juices sold remained relatively stable during the current period increasing approximately $11,000 compared to the same period in the prior year.

    The Company's non-orange packaged juices and drink base sales increased approximately $366,000 during the current period compared to the same period in the prior year. The volume of sales of these non-orange packaged juices and drink base products increased approximately $416,000 principally as a result of increased sales of the Company's new line of drink base products acquired with the purchase of International Fruit, Inc. This increase in volume was partially offset by price decreases of approximately $50,000 on these products during the current period compared to the same period in the prior year.

    Revenues from the sale of the Company's by-products, including feed, pulp cells, and citrus oils, increased approximately $784,000 as a result of a higher volume of by-products being produced and sold during the current
period compared to the same period in the prior year.   This increase
in production during the current period is primarily a result of an earlier start of the processing season during the current year compared the prior year.

    Storage, handling, processing citrus for customers under contract, and other revenues increased approximately $1,050,000 during the current period compared to the same period in the prior year. This increase was also due primarily to an increase in the volume of these services performed during the current three month period compared to the same period in the prior year resulting from the earlier start of the processing season as previously mentioned.

GROVE MANAGEMENT DIVISION Grove Management Division sales increased approximately $512,000 or 56.0% in the current three month period compared to the same period in the prior year. The principal increase of approximately $373,000 in harvesting revenues resulted from an increase in the number of boxes of fruit harvested. This increase in boxes harvested is primarily due to an earlier start of the harvesting season as previously mentioned. Additionally, revenues from the sale of fruit to third party packers and processors and grove caretaking activities increased approximately $139,000 during the current period compared to the same period in the prior year.

                                  GROSS PROFIT

    Gross profit for the three month period ended December 31, 1994 decreased approximately $1,135,000 or 31.1% compared to the same period in the prior year. The principal decrease of approximately $1,217,000 occurred in the Beverage Division. Partially offsetting this decrease was an increase in Grove Management Division gross profit of approximately $82,000 during the current period compared to the same period in the prior year.

BEVERAGE DIVISION The gross profit of the Company's Beverage Division decreased approximately $1,217,000 during the current period compared to the same period in the prior year. The principal component was a decrease of approximately $1,604,000 which resulted from the sale of bulk citrus juice products during the current period compared to the same period in the prior year. Of this amount, price decreases, which resulted from the previously mentioned significantly larger crop announced by the USDA for the current season, accounted for a decrease in gross profit of approximately $2,599,000.

    Gross profit also decreased approximately $2,754,000 principally as a result of higher cost of raw fruit and concentrate used in the production of bulk citrus juice products during the current period compared to the same period in the prior year. Partially offsetting these decreases were increases in gross profit of approximately $3,749,000 resulting from an increase in the volume of bulk citrus products sold during the current period compared to the same period in the prior year as a result of the improved bulk sales program and the higher level of carryover inventory previously mentioned.

    The Company has in the past utilized and may in the future utilize the FCOJ futures market to hedge fruit inventory, anticipated requirements and sales
commitments of FCOJ.   The effects of this hedging activity, if any, are
reflected in the cost of inventories and flow through cost of sales in the Consolidated Statements of Operations as the associated products are sold.
As of December 31, 1994 the Company held contracts for FCOJ futures with unrealized gains of approximately $826,000 which would have been realized if said positions had prematurely liquidated on that date. These unrealized gains are based upon the closing market price of equivalent futures obligations and do not necessarily represent prices at which the Company expects to sell the FCOJ.

    Gross profit on the sale of packaged citrus juice products sold primarily to the food service industry decreased approximately $508,000 during the current period compared to the same period in the prior year. Of this decrease, approximately $314,000 was a result of a higher cost of inventory in the current period compared to the same period in the prior year. Additionally, reduced volumes in the current period decreased gross profit by approximately $194,000 compared to the same period in the prior year.

    Gross profit from the sale of the Company's non-orange packaged juices and drink base products decreased approximately $41,000 during the current period compared to the same period in the prior year. This decrease was principally a result of higher costs of production of approximately $457,000 partially offset by an increase in the volume sold of these products of approximately $416,000.

    By-products, including feed, pulp cells, and citrus oils, provided an increase in gross profit of approximately $549,000 as a result of increased volumes produced and sold during the current period compared to the same period in the prior year. This increase in production was due primarily to the earlier start of the processing season as previously mentioned. Gross profit from storage, handling, and other activities also increased by approximately $387,000 during the current period due to an increase in these activities compared to the same period in the prior year.

GROVE MANAGEMENT DIVISION Grove Management Division gross profit increased approximately $82,000 or 35.7% during the current three month period compared to the same period in the prior year. The principal increase of approximately $60,000 resulted from the sale of fruit to third party packers and processors primarily due to an increase in the number of boxes sold. Additionally, there was an increase of approximately $22,000 in gross profit from the Company's grove caretaking and harvesting activities.

                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased approximately $101,000 for the current quarter, compared to the same period in the prior year primarily as a result of increased staffing.

         GAIN/(LOSS) ON DISPOSITION OF PROPERTY AND EQUIPMENT AND OTHER

    The decreased gain on the disposition of property, equipment and other of approximately $53,000 was principally due to differences in the gains on the sale of commercial properties not utilized in the operations.

                                INTEREST EXPENSE

   Interest expense increased approximately $265,000 or 94.0% during the current three month period compared to the same period in the prior year. The principal increase of approximately $271,000 was the result of an
increase in debt outstanding.   Also, increased interest rates resulted in
an increase of approximately $29,000. Partially offsetting these increases was a decrease in other interest charges of approximately $15,000 and an increase in capitalized interest of approximately $20,000.

                         LIQUIDITY AND CAPITAL RESOURCES

    The Company's Bartow processing plant normally operates from early November through late May or June. While the plant is in operation, the inventory of processed juice increases to a level which will cover anticipated deliveries until the following November when the plant begins operation again. The Company's working capital credit facility is generally utilized to finance these inventories. Borrowings under this credit facility normally peak in late May or June. The Company began processing activities for the 1994-95 season in late October.

    The Company's ability to generate cash adequate to meet its needs, including the financing of its inventories and trade receivables, has been supported primarily by cash flow from operations and periodic borrowings under its $30 million credit facility. This facility is secured principally by most of the Company's current assets. The outstanding balance at December 31, 1994 was approximately $16,019,000 and approximately $13,981,000 of additional borrowings were available under this facility. In January 1995 the working capital facility was increased from $30 million to $40 million. This increase in the working capital facility was necessary to finance the larger inventories resulting from the increased volume of fruit being processed and the increased inventory storage capacity. The interest rate is variable based upon the financial institution's cost of funds plus a margin. The terms of this agreement call for repayment of the principal amount in January 1997; accordingly, it is classified long-term. The Company anticipates that the working capital facility will be adequately serviced with cash proceeds from operations.

   Additionally, as of December 31, 1994, the Company had a $6 million short-term capital revolving credit facility to provide interim financing for capital projects. As of December 31, 1994, the outstanding balance on this
facility was $3 million.   The interest rate on this facility is variable
based upon the financial institution's cost of funds plus a margin.   The
terms of this agreement called for repayment of the principal amount in January 1995; accordingly, it is classified as short-term. In January
1995 this facility was extended to January 1996.

    Current assets decreased approximately $5,440,000 as of December 31, 1994 compared to the fiscal year ended September 30, 1994. The principal component of this was a decrease in inventories of approximately $7,136,000 in the current
three month period due to the Company's increased bulk citrus juice product sales previously mentioned. The Company's accounts receivable balance increased approximately $1,164,000 during the current period as a result of increased sales. Additionally, there was an increase in cash and short-term
investments of approximately $132,000.   Advances on fruit purchases
increased approximately $151,000 as the Company purchased fruit associated with the 1994-95 season. Also there was an increase of approximately $249,000 in prepaid expenses other current assets.

    Current liabilities increased approximately $296,000 during the current three month period compared to the fiscal year ended September 30, 1994. There was an increase of approximately $1,296,000 in accounts payable and accrued liabilities as a result of the beginning of the processing season. There was a decrease of $1,000,000 in short-term borrowings. The current portion of long-term debt remained unchanged.

     At December 31, 1994 the Company's outstanding long-term debt was approximately $33,043,000 including the working capital facility of approximately $16,019,000. In addition, current installments of long-term debt were approximately $2,136,000 with the remaining amounts due on various dates over the subsequent 17 years. The Company anticipates that amounts due over the next twelve months will be paid out of working capital. At December
31, 1994, the Company was in compliance with its loan covenants.

    The Company completed the installation of new irrigation systems on 1,670 acres of Company-owned Joshua and Bermont groves during fiscal 1994 at a cost of approximately $1,370,000. Irrigation expenditures in the current fiscal year of approximately $621,000 have been made for the installation of new systems on an additional 1,142 acres of Company-owned groves. Additional expenditures of approximately $979,000 have been made during the current year primarily for the purpose of improving the efficiency and capacity of the Bartow processing facility. Also during the current period expenditures of approximately $281,000 have been made for grove operations equipment.

    The Company anticipates that these improvements will be financed principally from working capital or by securing additional funds under existing mortgages.

                            OTHER SIGNIFICANT EVENTS

    In October 1994 the USDA announced a Florida crop estimate of approximately 196,000,000 boxes of round oranges for the 1994-95 season which, would be significantly larger than the 1993-94 orange crop of approximately 174,200,000 boxes of round oranges. In February 1995 the USDA revised its estimate for the 1994-95 Florida crop of round oranges to approximately 203,000,000 boxes which, if true, will be historically the second largest Florida crop.

    As of September 30, 1994 the Company completed the sale of all of its capital stock in Frank Carroll Oil Company.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


 Exhibit                     EXHIBIT                     Page
   No.                                                    No.

  10.21    The  Third  Amendment to the Loan Agreement    15
           By  and among Orange-co, Inc., Orange-co of
           Florida,   Inc.   and   SunBank,   National
           Association for a Revolving Line of Credit dated January 27, 1995.

  27       Financial Data Schedule (Electronic Filing
           Only)


                                    Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ORANGE-CO, INC.
                                        (Registrant)



   Date: February 10, 1995              By:/s/ Gene Mooney
                                           -----------------------
                                           Gene Mooney
                                           President and
                                           Chief Operating Officer




   Date: February 10, 1995              By:/s/ Dale A. Bruwelheide
                                           -----------------------
                                           Dale A. Bruwelheide
                                           Vice President and
                                           Chief Financial Officer