Form 10-Q/A
period 1994-03-31
ORANGE CO INC /FL/
filed 1995-03-22
CIK 4507

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











                             PART II. OTHER INFORMATION

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                       EXHIBIT

   Exhibit No.                 Description of Exhibits                Page No.

   10.18         The First Amendment to the Loan Agreement By and        17
                 Among Orange-co, Inc. and Orange-co of Florida,
                 Inc. and SunBank, National Association for a
                 Revolving Line of Credit.

   10.19         The Second Amendment to the Loan Agreement By and       24
                 Among Orange-co, Inc. and Orange-co of Florida,
                 Inc. and SunBank, National Association for a
                 Revolving Line of Credit.



                                     SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          ORANGE-CO, INC.
                                          (Registrant)





        Date: March 22, 1995              By: Gene Mooney
                                          -----------------------
                                          Gene Mooney
                                          President and
                                          Chief Operating Officer






        Date: March 22, 1995             By: Dale A. Bruwelheide
                                         ------------------------
                                         Dale A. Bruwelheide
                                         Vice President and
                                         Chief Financial Officer








                                         16