Form 10-Q
period 1995-03-31
ORANGE CO INC /FL/
filed 1995-05-15
CIK 4507

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549


                              FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934             (NO FEE REQUIRED)

For the Quarter Ended March 31, 1995

                                 OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934              (NO FEE REQUIRED)

For the transition period from ___________  to ________________

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

                             Yes  XX  No
                                  --
Number of shares outstanding of common stock, $.50 par value, as of May 12, 1995: 10,298,475 shares



                      ORANGE-CO, INC. AND SUBSIDIARIES
                                 FORM 10-Q
                            TABLE OF CONTENTS
                                                          PAGE NO.

PART I.  FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

    Consolidated Balance Sheets                                3
     March 31, 1995 (unaudited) and September 30, 1994 (audited)

    Consolidated Statements of Operations (unaudited)          4
     Six and Three Months ended March 31, 1995 and 1994

    Consolidated Statements of Cash Flows (unaudited)          5
     Six Months ended March 31, 1995 and 1994

    Notes to Consolidated Financial Statements (unaudited)     6-9

    ITEM 2.

    Management's Discussion and Analysis of Results of Operations
     and Financial Conditions                                  10-15

PART II. OTHER INFORMATION

    ITEM 4

    Submission of Matters to a Vote of Security Holders        16

    ITEM 6

    Exhibits and Reports on Form 8-K                           16

SIGNATURES                                                     16

                 PART I.  FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

               ORANGE-CO, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                          (in thousands)

                                          March 31,   September 30,
                                            1995           1994
ASSETS                                   (unaudited)    (audited)
 Current assets:
 Cash and short-term investments           $    940    $    765
 Receivables                                  8,969       7,119
 Advances on fruit purchases                    203         475
 Inventories                                 36,779      43,551
 Prepaid and other                              212          41
                                           ---------   ---------
     Total current assets                    47,103      51,951
                                           ---------   ---------
 Property and equipment, net                103,864     101,266
                                           ---------   ---------
 Other assets:
 Excess of cost over net assets of
  acquired companies                         11,966      12,155
 Property held for disposition                1,282       1,864
 Other                                        2,781       2,168
                                           ---------   ---------
     Total other assets                      16,029      16,187
                                           ---------   ---------
     Total assets                          $166,996    $169,404
                                           =========   =========
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
 Current installments on long-term debt    $  2,132    $  2,136
 Note payable to bank                         2,000       4,000
 Accounts payable                             4,790       4,258
 Accrued liabilities                          7,318      10,121
                                           ---------   ---------
     Total current liabilities               16,240      20,515
 Deferred income taxes                       20,925      19,317
 Other liabilities                              368         276
 Long-term debt                              34,884      38,499
                                           ---------   ---------
     Total liabilities                       72,417      78,607
                                           ---------   ---------
 Stockholders' equity:
 Preferred stock, $.10 par value,
  10,000,000 shares authorized;
  none issued                                   -           -
 Common stock, $.50 par value, 30,000,000
  shares authorized; 10,349,399 issued        5,175       5,175
 Capital in excess of par value              71,417      71,417
 Retained earnings                           18,470      14,688
                                           ---------   ---------
                                             95,062      91,280
 Less:
 Treasury stock, at cost:  50,924 shares
  at March 31, 1995 and September 30, 1994     (483)       (483)
                                           ---------   ---------
     Total stockholders' equity              94,579      90,797
                                           ---------   ---------
     Total liabilities and stockholders'
      equity                               $166,996    $169,404
                                           =========   =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                     ORANGE-CO, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                 (unaudited)
                     (in thousands except for per share data)

                                      Six Months        Three Months
                                     1995     1994     1995    1994
 Sales                              $60,112  $34,001  $29,539  $18,289
 Cost of sales                       51,231   28,227   23,178   16,170
                                    -------- -------- -------- --------
   Gross profit                       8,881    5,774    6,361    2,119
 Other costs and expenses, net:
  Selling, general and
   administrative                    (2,259)  (1,967)  (1,186)    (995)
  Gain(loss) on disposition of
  property and equipment                509      446       83      (33)
  Other                                   8        9      -          9
 Interest                              (915)    (629)    (368)    (347)
                                    --------  -------  -------  --------
 Income from continuing operations
  before income taxes                 6,224    3,633    4,890      753
 Income tax expense                   2,442    1,397    1,886      258
                                   --------- -------- --------  --------
 Net income from continuing
  operations                          3,782    2,236    3,004      495

 Discontinued operations:
 Net income(loss)from operations of
  discontinued Petroleum Division,
  {net of applicable income tax
  expense (benefit) of $(13)
  and $2}                              -         (22)     -          2
                                   --------  -------- -------- --------
 Net income                        $ 3,782   $ 2,214  $ 3,004  $   497
                                   ========  ======== ======== ========
 Net income per common and common
  equivalent shares:
  Continuing operations            $   .37   $   .21  $   .29  $   .05
                                   --------  -------- -------- --------
  Discontinued operations          $   -     $   -    $   -    $   -
                                   --------  -------- -------- --------
 Net income                        $   .37   $   .21  $   .29  $   .05
                                   ========  ======== ======== ========
 Average number of common and
  common equivalent shares
  outstanding                       10,298    10,299   10,298   10,298
                                  =========  ======== ======== ========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                     ORANGE-CO, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED MARCH 31, 1995 AND 1994
                                 (unaudited)
                                (in thousands)

                                              1995     1994
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                  $ 3,782  $ 2,214
                                             -------- --------
 Adjustments to reconcile net income to net
  cash provided by (used for) operating
  activities:
 Depreciation and amortization                 2,057    1,811
 Deferred income taxes                         1,608      902
 (Gain) on disposition of property and
  equipment and other                           (509)    (450)
 Change in assets & liabilities:
  (Increase)decrease in receivables           (1,850)     715
  Decrease in advances on fruit purchases        272    1,252
  (Increase)decrease in inventory              6,772  (19,225)
  (Increase) in prepaid and other               (171)    (145)
  (Decrease) in accounts payable and
   accrued liabilities                        (2,271)  (1,679)
 Other, net                                     (389)    (359)
                                             -------- --------
 Total adjustments                             5,519  (17,178)
                                             -------- --------
 Net cash provided by (used for)
  operating activities                         9,301  (14,964)
                                             -------- --------
 CASH FLOWS FROM INVESTING ACTIVITIES:

 Proceeds from sale of property & equipment       41      672
 Proceeds from sale of property held for
  disposal                                       714      -
 (Increase) in note & mortgage receivables      (200)    (128)
 Additions to property & equipment            (4,062)  (7,594)
                                             -------- --------
 Net cash (used for) investing activities     (3,507)  (7,050)

 CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from (payments on) short-term debt  (2,000)   5,000
 Proceeds from (payments on) long-term debt   (3,619)  16,664
                                             -------- --------
 Net cash provided by (used for) financing
  activities                                  (5,619)  21,664
                                             -------- --------

 NET INCREASE(DECREASE) IN CASH AND CASH
  EQUIVALENTS                                    175     (350)
                                             -------- --------
 CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                         765    1,071
                                             -------- --------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD  $   940  $   721
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

       .    Unaudited Consolidated Balance Sheet at March 31, 1995

       .    Audited Consolidated Balance Sheet at September 30, 1994

       . Unaudited Consolidated Statements of Operations for the six and three month periods ended March 31, 1995 and 1994.

       . Unaudited Consolidated Statements of Cash Flows for the six month periods ended March 31, 1995 and 1994.

2.   NOTES PAYABLE AND LONG-TERM DEBT

     As of March 31, 1995, the Company had access to a $40 million working capital credit facility payable in January, 1997. Accordingly, the balance at March 31, 1995 was classified as long-term. This facility is collateralized by most of the Company's current assets.
The outstanding balance at March 31, 1995 was approximately $18,333,000 and approximately $16,693,000 were additionally available to be borrowed under this facility. The interest rate on the facility is variable based upon the financial institution's cost of funds plus a margin.

     Additionally, as of March 31, 1995 the Company had a $6,000,000 short-term capital revolving credit facility to provide interim financing for capital projects. As of March 31, 1995 the balance on this facility was $2,000,000. The interest rate on this facility is variable based upon the financial institution's cost of funds plus a margin.

     At March 31, 1995, the Company's outstanding long-term debt (including the $18,333,000 balance on the working capital line of credit facility) was approximately $37,016,000, of which $2,132,000 matures in the next 12 months and the remainder matures at various times over the subsequent seventeen years.

     Interest paid, net of amounts capitalized, was approximately
$921,000 and $656,000 for the six months ended March 31, 1995 and 1994, respectively. Interest capitalized was approximately $219,000 and $279,000 for the six months ended March 31, 1995 and 1994 respectively.

     Certain mortgage agreements contain loan covenants. At March 31, 1995, the Company was in compliance with these loan covenants.

3. INVENTORIES

   The major components of inventory are summarized as follows (in thousands):

                                   March 31,   September 30,
                                     1995           1994
  Finished goods                    $29,133      $34,201
  Fruit-on-tree inventory             6,336        6,982
  Other                               1,310        2,368
                                    -------      -------
  Total                             $36,779      $43,551
                                    =======      =======

   As of March 31, 1995 the Company held contracts for net frozen concentrated orange juice ("FCOJ") futures positions totaling approximately $12,415,000 with unrealized gains of approximately $727,000. Exposure to off-balance sheet risk related to these positions results from market fluctuations of FCOJ futures prices relative to the Company's open positions. As of March 31, 1995 deposits with brokers totaled $362,500.

4. BUSINESS SEGMENTS

   Segment financial data for the six and three months ended March
31, 1995 and 1994, except for total assets which are as of March 31, 1995 and September 30, 1994.

                       SEGMENT FINANCIAL DATA
                          (in thousands)

                                                          Petroleum
                                                          and Related
                                                Citrus    Products      Total
 Sales            Six months ended 3/31/95     $ 60,112   $   -      $ 60,112
                  Three months ended 3/31/95     29,539       -        29,539

                  Six months ended 3/31/94       34,001     6,765      40,766
                  Three months ended 3/31/94     18,289     3,443      21,732

 Operating        Six months ended 3/31/95        6,622       -         6,622
  Profit          Three months ended 3/31/95      5,175       -         5,175

                  Six months ended 3/31/94        3,807       -         3,807
                  Three months ended 3/31/94      1,124       -         1,124

 Total Assets     March 31, 1995                166,996       -       166,996
                  September 30, 1994            169,404       -       169,404

 Depreciation     Six months ended 3/31/95        2,057       -         2,057
  & amortization  Three months ended 3/31/95      1,029       -         1,029

                  Six months ended 3/31/94        1,737        74       1,811
                  Three months ended 3/31/94        874        32         906

 Capital          Six months ended 3/31/95        4,062       -         4,062
  expenditures    Three months ended 3/31/95      1,498       -         1,498

                  Six months ended 3/31/94        7,574        18       7,592
                  Three months ended 3/31/94      3,350         8       3,358

   Intersegment sales approximate market and are not significant.


                                     -7-

      RECONCILIATION OF OPERATING PROFIT TO INCOME BEFORE INCOME TAXES:
                                (in thousands)

                                    Six Months           Three Months
                                   Ended March 31,     Ended March 31,
                                    1995    1994       1995     1994
 Operating profit                  $6,622  $3,807    $5,175   $1,124
 Gain(loss) on disposition
  of property and equipment           509     446        83      (33)
 Other                                  8       9       -          9
 Interest                            (915)   (629)     (368)    (347)
                                   ------- -------   -------  -------
 Income from continuing
  operations before income taxes   $6,224  $3,633    $4,890   $  753
                                   ======  =======   =======  =======

   During the six and three month periods ended March 31, 1995, the Company had two customers who individually accounted for approximately 17.4% and 13.0%, and 17.3% and 14.7% of total sales for the respective periods. During the six and three month periods ended March 31, 1994, the Company had a customer who individually accounted for approximately 26.7% and 24.2% of total sales for the respective periods.

5. INCOME TAXES

   The provision for income taxes for continuing and discontinued operations for the six and three month periods ended March 31, 1995 and 1994 is summarized as follows (in thousands):

                            Six Months            Three Months
                            Ended March 31,     Ended March 31,
                             1995    1994        1995     1994
 Current:
     Federal income tax     $  786  $  109      $  756    $ 40
     State income tax           49      18          49       7
                            ------  ------      ------    ----
     Total                  $  835  $  127      $  805    $ 47
                            ------  ------      ------    ----
 Deferred:
     Federal income tax      1,420   1,143         949     196
     State income tax          187     114         132      17
                            ------  ------      ------    ----
     Total                  $1,607  $1,257      $1,081    $213
                            ------  ------      ------    ----
     Total provision for
      income taxes          $2,442  $1,384      $1,886    $260
                            ======  ======      ======    ====

   Following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 34% and the actual income tax provisions for the six and three month periods ended
March 31, 1995 and 1994 (in thousands):

                                      Six Months       Three Months
                                     Ended March 31,  Ended March 31,
                                      1995     1994    1995     1994
 Expected income tax                 $2,116   $1,223   $1,662   $258
 Increase(decrease) resulting from:
  State income taxes, net of
   federal tax benefit                  236      134      183     25
  Loss on foreign investments            24       36        8     14
  Permanent items and other              66       (9)      33    (37)
                                     ------   -------  ------   -----
  Total provision for income taxes   $2,442   $1,384   $1,886   $260
                                     ======   =======  ======   =====

                                       -8-

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

6. DISCONTINUED OPERATIONS

   During the second quarter of fiscal 1993, the Company decided to sell the Petroleum Division comprised of Frank Carroll Oil Company. The sale of all the capital stock of Frank Carroll Oil Company was completed effective September 30, 1994. The Consolidated Statements of Operations for the six and three month periods ended March 31, 1994 exclude all components of profit or loss of the Petroleum Division from continuing operations. The effect of these items has been reclassified net of the applicable tax effect as "Discontinued
Operations: Loss from operations of discontinued Petroleum Division". See Note 4 for disclosure of selected components of the Petroleum Division.

                                   -9-


                      ORANGE-CO, INC. AND SUBSIDIARIES
                             PART I - ITEM 2
                   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Fiscal 1995 versus Fiscal 1994

   The following is management's discussion and analysis of significant factors which have affected the Company's continuing operations during the periods included.

   The following table reflects changes in sales, cost of sales and gross profit by division and other changes in the Statements of Operations through net income from continuing operations. The respective periods have excluded sales, cost of sales, gross profit, selling, general and administrative expenses, interest expense and all other items of profit and loss related to the Petroleum Division. (See Note 6 "Discontinued Operations" of the Notes to the Consolidated Financial Statements.)

     Six Months (YTD) and Three Months (QTR) Ended March 31, 1995
   vs Six Months (YTD) and Three Months (QTR) Ended March 31, 1994
                        Increases/(Decreases)
                            (in thousands)

                                Sales           Cost of Sales      Net Change
                             YTD       QTR       YTD     QTR      YTD     QTR
 Beverage Division          $25,689  $11,340   $22,671  $7,105  $3,018  $4,235
 Grove Management Division      422      (90)      333     (97)     89       7
                            -------  --------  -------  ------- ------- -------
 Gross Profit From
  Continuing Operations     $26,111  $11,250   $23,004  $7,008   3,107   4,242
                            =======  ========  =======  =======
 Other costs and expenses, net:
  Selling, general and administrative                             (292)   (191)
  Gain on disposition of property and equipment                     63     116
  Other income and expenses                                         (1)     (9)
 Interest                                                         (286)    (21)
                                                                ------- -------
 Income from continuing operations before income taxes           2,591   4,137
 Provision for income taxes from continuing operations          (1,045) (1,628)
                                                                ------- -------
 Net income from continuing operations                          $1,546  $2,509
                                                                ======= =======


RESULTS OF OPERATIONS

                                 SALES

   Sales for the six and three month periods ended March 31, 1995 increased approximately $26,111,000 or 76.8% and approximately $11,250,000 or 61.5%, respectively compared to the same periods in the prior year. The Beverage Division accounted for the principal increase for the six month period with increased sales of approximately $25,689,000. Grove Management Division sales increased approximately $422,000 for the six month period. The Beverage Division accounted for the principal increase for the current three month period with an increase in sales of approximately $11,340,000. This increase was partially offset by a decrease in Grove Management Division sales of approximately $90,000.

BEVERAGE DIVISION The Beverage Division sales increased approximately $25,689,000 or 80.7% and $11,340,000 or 66.5% in the
current six and three month

                               -10--

respective periods compared to the same periods in the prior year. Of these increases revenues from the sale of the Company's bulk citrus juice products increased approximately $18,750,000 and $6,613,000 during the current six and three month respective periods as a result of offsetting increases and decreases. As a part of these increases, revenues from the volume of bulk citrus products sold increased approximately $20,912,000 and $6,263,000 during the current six and three month respective periods. These increases in sales volumes were due primarily to an improved sales program for the bulk citrus juice products and a higher level of carryover inventory from the prior year. The increase in volume during the current six month period was partially offset by decreased prices for bulk citrus juice products of approximately $2,162,000 compared to the same period in the prior year. During the current three month period an increase in prices resulted in an increase in revenues of approximately $350,000 compared to the same period in the prior year. In October 1994 the United States Department of Agriculture ("USDA") announced a Florida crop estimate of approximately 196,000,000 boxes of round oranges for the 1994-95 season which would be significantly larger than the 1993-94 crop of 174,200,000 boxes of round oranges. This estimate by the USDA was most recently revised in May 1995 to approximately 204,700,000 boxes of round oranges which, if true, will be historically the second largest Florida crop.

   Sales of the Company's packaged citrus juices sold increased approximately $359,000 and $347,000 during the current six and three month respective periods compared to the same periods in the prior year. Higher volumes of these products sold resulted in increases in revenues of approximately $429,000 and $412,000 during the current six and three month periods. Partially offsetting these increases in volumes were decreases in prices of approximately $70,000 and $65,000 during the current respective periods.

   The Company's non-orange packaged juices and drink base sales increased approximately $1,027,000 and $661,000 during the current six and three month periods compared to the same periods in the prior year. The volume of sales of these non-orange packaged juices and drink base products increased approximately $1,340,000 and $728,000 during the current six and three month periods principally as a result of an improved sales program for the Company's drink base products. This increase in volume was partially offset by price decreases of approximately $313,000 and $67,000 during the current six and three month respective periods.

   Revenues from the sale of the Company's by-products, including feed, pulp cells, and citrus oils, increased approximately $3,459,000 and $2,676,000 during the current six and three month periods compared to the same periods in the prior year. These increases in revenues, were due in part to increases in the volume of by-products being produced and sold, of approximately $1,962,000 and $1,673,000 during the current six and three month periods. Revenues also increased approximately $1,497,000 and $1,003,000 during the current six and three month periods as a result of higher prices for by-products sold compared to the same periods in the prior year.

   Storage, handling, processing citrus for customers under contract, and other revenues increased approximately $2,094,000 and $1,043,000 during the current six and three month periods compared to the same periods in the prior year. These increases were due primarily to an increase in the volume of these services performed during the current six and three month periods compared to the same periods in the prior year resulting from the earlier start of the processing season and increased tank farm capacity.

GROVE MANAGEMENT DIVISION Grove Management sales increased approximately $422,000 or 19.5% for the current six month period and decreased by approximately $90,000 or 7.3% for the current three month period compared to the same periods in the prior year. The principal increase during the current six month period of approximately $307,000 was due primarily to an increase in harvesting revenues. However, harvesting revenues during the current three month period decreased by approximately $66,000. Revenues from grove caretaking activities increased approximately $115,000 and $84,000 during the current six month and three month periods. During the current three month period revenues from the sale of fruit to third party packers and processors decreased by approximately $108,000 compared to the same period in the prior year.

                           GROSS PROFIT

   Gross profit for the six and three month periods ended March 31, 1995 increased approximately $3,107,000 or 53.8% and $4,242,000 or 200.2%, respectively, compared to the same periods in the prior year. The principal increases of approximately $3,018,000 and $4,235,000 during the current six and three month respective periods occurred in the Beverage Division. Gross profit for the Grove Management Division increased during the current six and three month periods by approximately $89,000 and $7,000, respectively.

BEVERAGE DIVISION Gross profit of the Beverage Division increased approximately $3,018,000 and $4,235,000 for the current six and three month periods compared to the same periods in the prior year. Contributing to the increases in gross profit were increases during the current six and three month respective periods of approximately $1,258,000 and $2,861,000 from the sale of bulk citrus juice products. Of the increase during the current six month period approximately $2,419,000 was a result of an increase in the volume of bulk citrus products sold compared to the same period in the prior year. This increase in sales volume is a combined result of an improved bulk sales program and the higher level of carryover inventory previously mentioned. Partially offsetting this increase was a decrease in gross profit of approximately $2,162,000 resulting from decreased prices for bulk citrus juice products during the current six month period compared to the same period in the prior year. However, an increase in prices for bulk citrus juice products during the current three month period resulted in an increase in gross profit of approximately $350,000 compared to the same period in the prior year. Additionally, gross profit increased approximately $1,001,000 and $2,511,000 during the current six and three month respective periods as a result of lower costs of raw fruit and concentrate used in the production of bulk citrus juice products compared to the same periods in the prior year.

   The Company has in the past utilized and may in the future utilize the FCOJ futures market to hedge fruit inventory, anticipated requirements and sales commitments of FCOJ. The effects of this hedging activity, if any, are reflected in sales and in the cost of inventories and flow through cost of sales in the Consolidated Statements of Operations as the associated products are sold. As of March 31, 1995 the Company held contracts for FCOJ futures with unrealized gains of approximately $727,000 which would have been realized if said positions had been prematurely liquidated on that date. These unrealized gains are based upon the closing market price of equivalent futures obligations and do not necessarily represent prices at which the Company expects to sell the FCOJ.

   Gross profit on the sale of packaged citrus juice products sold primarily to the food service industry decreased approximately $579,000 and $72,000 during the current six and three month respective periods compared to the same periods in the prior year. Of these decreases, approximately $70,000 and $65,000 were a result of decreased prices during the current six and three month periods. Additionally, increases in volume combined with higher cost of carryover inventories resulted in decreases in gross profit of approximately $509,000 and $7,000 from the prior year during the current six and three month periods respectively, compared to the same periods in the prior year.

   Gross profit from the sale of the Company's non-orange packaged juices and drink base products decreased approximately $149,000 and $107,000 during the current six and three month respective periods compared to the same periods in the prior year. These decreases were principally a result of lower prices.

   By-products provided an increase in gross profit of approximately $1,941,000 and $1,394,000 during the current six and three month respective periods compared to the same periods in the prior year. These increases were principally the result of higher market prices for these products and higher volume of sales in the current six and three month periods compared to the same periods in the prior year. In part the volume increases resulted from an earlier start of the processing season previously mentioned. Gross profit from storage, handling, and other activities also increased by approximately $547,000 and $159,000 during the current six and three month periods due to an increase in these activities compared to the same periods in the prior year.

GROVE MANAGEMENT DIVISION Grove Management gross profit for the six and three month periods increased approximately $89,000 and $7,000 compared to the same periods in the prior year. These increases principally resulted from sales of fruit to third party packers and processors which increased approximately $65,000 and $5,000 for the current six and three month periods principally as a result of a reduction in the cost of fruit sold and higher volumes sold.
The remaining increases in gross profit of $24,000 and $2,000 resulted from activities in harvesting and grove caretaking services.

           SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased approximately $292,000 or 15% and $191,000 or 19% for the current six and three month periods, compared to the same periods in the prior year.
These increases were primarily caused by increased staffing and other costs.

      GAIN/(LOSS) ON DISPOSITION OF PROPERTY AND EQUIPMENT

   The increased gain on the disposition of property, equipment and other of approximately $63,000 for the six month period and approximately $116,000 for the three month period ending March 31, 1995 compared to the same periods in the prior year was principally due to differences in gains on sales of commercial properties not utilized in citrus production or processing.

                          INTEREST EXPENSE

   Interest expense increased approximately $286,000 or 45% and $21,000 or 6% in the current six and three month periods respectively, compared to the same periods in the prior year. The primary increases of approximately $365,000 and $91,000 in the current respective periods were the result of increases in outstanding debt. Additionally, decreases in capitalized interest resulted in increases of approximately $60,000 and $79,000 in the current six and three month respective periods. Partially offsetting these increases were decreases of approximately $67,000 and $99,000 for the current six and three month periods respectively, which were due to decreases in interest rates. Also offsetting these increases were reductions in amortization of deferred loan costs and other interest related charges in the amount of $72,000 and $50,000 in the current respective periods.

                     LIQUIDITY AND CAPITAL RESOURCES

   The Company's Bartow processing plant normally operates from early November through late May or June. While the plant is in operation, the inventory of processed juice increases to a level which will cover anticipated sales until the following November when the plant begins operation again. The Company's working capital credit facility is generally utilized to finance these inventories. Borrowings under this credit facility normally peak in late May or June. The Company began processing activities for the 1994-95 season in late October.

   The Company's ability to generate cash adequate to meet its needs, including the financing of its inventories and trade receivables, has been supported primarily by cash flow from operations and periodic borrowings under its primary $40 million credit facility. This facility is secured principally by most of the Company's current assets. The outstanding balance at March 31, 1995 was approximately $18,333,000 and approximately $16,693,000 of additional borrowings were available under this facility. The interest rate is variable based upon the financial institution's cost of funds plus a margin. The terms of the agreement call for repayment of the principal amount in January 1997; accordingly, it is classified as long-term. The Company anticipates that the working capital facility will be adequately serviced with cash proceeds from operations.

   Additionally, as of March 31, 1995 the Company had a $6 million short-term capital revolving credit facility to provide interim financing for capital projects. As of March 31, 1995 the outstanding balance on this facility was $2,000,000. The interest rate on this facility is variable based upon the financial institution's cost of funds plus a margin. The terms of this facility call for repayment of the principal amount in January 1996.

   Current assets decreased approximately $4,848,000 as of March 31, 1995 compared to September 30, 1994. The principal component of this was a decrease in inventories of approximately $6,772,000 in the first six months of the current year due to the previously mentioned increases in sales and reduced costs. The Company's accounts receivable balance increased approximately $1,850,000 compared to the fiscal year end. Additionally, there was an increase in cash and short-term cash investments of approximately $175,000. Advances on fruit purchases decreased approximately $272,000 as the Company began processing the purchased fruit and collected these advances.

   Current liabilities decreased during the first six months of fiscal 1995 approximately $4,275,000 compared to September 30, 1994.
The principal reason for this decrease was due to payments of $2,000,000 on the previously mentioned short-term capital revolving credit facility and payment of accrued expenses associated with fruit purchased during the previous season.

   Long-term debt decreased approximately $3,615,000 during the current six month period. This was principally the result of a decrease of approximately $2,644,000 on the Company's long-term working capital facility. There was also a decrease of approximately $971,000 which represents scheduled principal payments made on long-term debt during the six month period.

   At March 31, 1995 the Company's outstanding long-term debt was approximately $34,884,000 including the working capital facility of approximately $18,333,000. In addition current installments of long-term debt were approximately $2,132,000 with the remaining amounts due on various dates over the subsequent seventeen years. The Company anticipates that amounts due over the next twelve months will be paid out of working capital. At March 31, 1995 the Company was in compliance with its loan covenants.

   The Company completed the installation of new irrigation systems on 1,002 acres of Company-owned groves, purchased new grove equipment, and made improvements in the efficiency and capacity of the Bartow processing facility totaling approximately $3,392,000 during the first six months of the current fiscal year. Irrigation improvements to an additional 1,065 acres are currently under consideration. The Company anticipates that these improvements will be financed principally from working capital or by securing additional funds under existing mortgages.

                         OTHER SIGNIFICANT EVENTS

   In October 1994 the USDA announced a Florida crop estimate of approximately 196,000,000 boxes of round oranges for the 1994-95 season which would be significantly larger than the 1993-94 round orange crop of approximately 174,200,000 boxes. This estimate was most recently revised again in May 1995 to approximately 204,700,000 boxes which, if true, will be historically the second largest Florida crop.

                      PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At the Annual Meeting of Stockholders on February 23, 1995, the stockholders of the Company elected directors. The results of these votes were as follows:

  DIRECTOR NOMINEES        FOR       AUTHORITY WITHHELD
 John R. Alexander       9,264,316          83,758
 Richard A. Coonrod      9,265,536          82,538
 Paul E. Coury, MD       9,261,160          86,914
 Ben Hill Griffin, III   9,265,100          82,974
 George W. Harris, Jr.   9,264,536          83,538
 Dr. W. Bernard Lester   9,265,536          82,538
 Gene Mooney             9,262,406          85,668
 C. B. Myers, Jr.        9,261,098          86,976
 Thomas H. Taylor        9,265,532          82,542



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


                                  ORANGE-CO, INC.
                                  (Registrant)


   Date: May 15, 1995          By: /s/ Gene Mooney
                                  -----------------
                                  Gene Mooney
                                  President and
                                  Chief Operating Officer


   Date: May 15, 1995          By: /s/ Dale A. Bruwelheide
                                  ------------------------
                                  Dale A. Bruwelheide
                                  Vice President and
                                  Chief Financial Officer


                                  -16-

