Form 10-Q
period 1995-06-30
ORANGE CO INC /FL/
filed 1995-08-14
CIK 4507

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549


                              FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE
ACT OF 1934                                         (NO FEE REQUIRED)

For the Quarter Ended June 30, 1995

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

                           (941) 533-0551
                    (Registrant's telephone no.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  XX  No

Number of shares outstanding of common stock, $.50 par value, as of August 14, 1995: 10,298,475 shares





                  ORANGE-CO, INC. AND SUBSIDIARIES
                              FORM 10-Q
                          TABLE OF CONTENTS
                                                          PAGE NO.

PART I.  FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS


    Consolidated Balance Sheets                                3
    June 30, 1995 (unaudited) and September 30, 1994 (audited)

    Consolidated Statements of Operations (unaudited)          4
    Nine and Three Months ended June 30, 1995 and 1994

    Consolidated Statements of Cash Flows (unaudited)          5
    Nine Months ended June 30, 1995 and 1994

    Notes to Consolidated Financial Statements (unaudited)     6-9

    ITEM 2.

    Management's Discussion and Analysis of Results of
    Operations and Financial Conditions                        10-15

PART II. OTHER INFORMATION

    ITEM 6

    Exhibits and Reports on Form 8-K                           16

SIGNATURES                                                     16



                                -2-

                   PART I.  FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS

                  ORANGE-CO, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                           (in thousands)
                                           June 30,    September 30,
                                             1995         1994
ASSETS                                    (unaudited)   (audited)
                                          -----------  -------------

 Current assets:
 Cash and short-term investments             $    610    $    765
 Receivables                                    6,158       7,119
 Advances on fruit purchases                      -           475
 Inventories                                   40,609      43,551
 Prepaid and other                                143          41
                                             ---------   ---------
 Total current assets                          47,520      51,951
                                             ---------   ---------
 Property and equipment, net                  105,517     101,266
                                             ---------   ---------
 Other assets:
 Excess of cost over net assets of
  acquired companies                           11,872      12,155
 Property held for disposition                  1,282       1,864
 Other                                          3,141       2,168
                                             ---------   ---------
 Total other assets                            16,295      16,187
                                             ---------   ---------
 Total assets                                $169,332    $169,404
                                             =========   =========
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
 Current installments on long-term debt      $  2,089    $  2,136
 Note payable to bank                             -         4,000
 Accounts payable                               5,047       4,258
 Accrued liabilities                            9,307      10,121
 Income taxes payable                           1,206         -
                                             ---------   ---------
 Total current liabilities                     17,649      20,515
 Deferred income taxes                         21,026      19,317
 Other liabilities                                406         276
 Long-term debt                                32,324      38,499
                                             ---------   ---------
 Total liabilities                             71,405      78,607
                                             ---------   ---------
 Stockholders' equity:
 Preferred stock, $.10 par value,
  10,000,000 shares authorized;
  none issued                                     -           -
 Common  stock, $.50 par value,
  30,000,000 shares authorized;
  10,349,399 issued                             5,175       5,175
 Capital in excess of par value                71,417      71,417
 Retained earnings                             21,818      14,688
                                             ---------   ---------
                                               98,410      91,280
 Less:
 Treasury stock, at cost: 50,924 shares
  at June 30, 1995 and September 30, 1994        (483)       (483)
                                             ---------   ---------
 Total stockholders' equity                    97,927      90,797
                                             ---------   ---------
 Total liabilities and stockholders' equity  $169,332    $169,404
                                             =========   =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                                -3-

                  ORANGE-CO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                             (unaudited)
              (in thousands except for per share data)

                                            Nine Months       Three Months
                                           1995     1994     1995     1994
                                           ----     ----     ----     ----
 Sales                                   $86,876  $57,201  $26,764   $23,200
 Cost of sales                            71,977   49,343   20,746    21,116
                                         -------- -------- --------  --------
    Gross profit                          14,899    7,858    6,018     2,084
 Other costs and expenses, net:
  Selling, general and administrative     (3,338)  (3,076)  (1,079)   (1,109)
  Gain on disposition of property
   and equipment                             561      453       52         7
  Other income                               467       15      459         6
 Interest                                 (1,320)  (1,113)    (405)     (484)
                                         -------- -------- --------  --------
 Income from continuing operations
  before income taxes                     11,269    4,137    5,045       504
 Income tax expense                        4,139    1,492    1,697        95
                                         -------- -------- --------  --------
 Net income from continuing operations     7,130    2,645    3,348       409

 Discontinued operations:
 Net (loss)from operations of
  discontinued Petroleum Division,
  {net of applicable income  tax
  (benefit)  of $(27) and ($14)}             -        (45)     -         (23)
                                         -------- -------- --------  --------
 Net income                              $ 7,130  $ 2,600  $ 3,348   $   386
                                         ======== ======== ========  ========
 Net income per common and common
  equivalent shares:
 Continuing operations                   $   .69  $   .25  $   .33   $   .04
                                         -------- -------- --------  --------
 Discontinued operations                 $   -    $   -    $   -     $   -
                                         -------- -------- --------  --------
 Net income                              $   .69  $   .25  $   .33   $   .04
                                         ======== ======== ========  ========
 Average number of common and
  common equivalent shares outstanding    10,298   10,299   10,298    10,298
                                         ======== ======== ========  ========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                               -4-

                  ORANGE-CO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED JUNE 30, 1995 AND 1994
                             (unaudited)
                           (in thousands)

                                                      1995       1994
                                                      ----       ----
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                         $ 7,130    $ 2,600
                                                    --------   --------
  Adjustments to reconcile net income to net
   cash provided by (used for) operating activities:
  Depreciation and amortization                       3,051      2,823
  Increase in deferred income taxes                   1,709        832
  (Gain) on disposition of property and
   equipment and other                               (1,039)      (453)
 Change in assets & liabilities:
  (Increase)decrease in receivables                     961     (1,039)
  Decrease in advances on fruit purchases               475      2,137
  (Increase)decrease in inventory                     2,942    (30,527)
  (Increase) in prepaid and other                      (102)       (88)
  Increase(decrease) in accounts payable and
   accrued liabilities                                  (25)     3,798
  Increase in income taxes payable                    1,206        -
 Other, net                                            (528)      (555)
                                                    --------   --------
 Total adjustments                                    8,650    (23,072)
                                                    --------   --------
 Net cash provided by (used for)
  operating activities                               15,780    (20,472)
                                                    --------   --------
 CASH FLOWS FROM INVESTING ACTIVITIES:

 Proceeds from sale of property & equipment             780        934
 Proceeds from sale of property held for disposal       714        -
 (Increase) in note & mortgage receivables             (371)      (143)
 Additions to property & equipment                   (6,836)    (9,856)
                                                    --------   --------
 Net cash (used for) investing activities            (5,713)    (9,065)
                                                    --------   --------
 CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from (payments on) short-term debt         (4,000)     5,000
 Proceeds from (payments on) long-term debt          (6,222)    24,067
                                                    --------   --------
 Net cash provided by (used for) financing
  activities                                        (10,222)    29,067
                                                    --------   --------

 NET (DECREASE) IN CASH AND CASH EQUIVALENTS           (155)      (470)
                                                    --------   --------
 CASH  AND CASH EQUIVALENTS AT BEGINNING  OF PERIOD     765      1,071
                                                    --------   --------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD         $   610    $   601
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

       .    Unaudited Consolidated Balance Sheet at June 30, 1995

       .    Audited Consolidated Balance Sheet at September 30, 1994

       . Unaudited Consolidated Statements of Operations for the nine and three month periods ended June 30, 1995 and 1994.

       . Unaudited Consolidated Statements of Cash Flows for the nine month periods ended June 30, 1995 and 1994.

2.   NOTES PAYABLE AND LONG-TERM DEBT


      As of June 30, 1995, the Company had a $40 million working capital line of credit payable in January, 1997. Accordingly, the balance at June 30, 1995 was classified as long-term. This facility
is  collateralized  by most of the Company's  current  assets.   The
outstanding balance at June 30, 1995 was approximately $17,671,000 leaving $18,283,000 additional funds available under a borrowing base calculation. The interest rate is variable based upon the financial institution's cost of funds plus a margin.

      Additionally, as of June 30, 1995 the Company had a $6,000,000 short-term capital revolving credit facility to provide interim financing for capital projects. As of June 30, 1995 there was no outstanding balance.

      At June 30, 1995, the Company's outstanding long-term debt (including the $17,671,000 balance on the working capital line of credit) was approximately $34,413,000 of which $2,089,000 matures in the next 12 months and the remainder matures at various times over the subsequent thirteen years.

      Interest paid, net of amounts capitalized, was approximately $1,353,000 and $1,096,000 for the nine months ended June 30, 1995 and 1994, respectively. Interest capitalized was approximately $427,000 and $373,000 for the nine months ended June 30, 1995 and 1994 respectively.

      Certain mortgage agreements contain loan covenants.   At  June
30, 1995, the Company was in compliance with these loan covenants.

3. INVENTORIES

    The major components of inventory are summarized as follows (in thousands):

                          June 30,   September 30,
                           1995         1994
                           ----         ----
  Finished goods         $33,503      $34,201
  Fruit-on-tree            5,834        6,982
  Other                    1,272        2,368
                         -------      -------
  Total                  $40,609      $43,551
                         =======      =======

    As of June 30, 1995 the Company held futures contracts for frozen concentrated orange juice ("FCOJ"). The net futures positions totaled approximately $10,799,000 with unrealized gains of approximately
$1,464,000.   Exposure to off-balance sheet risk  related  to  these
positions results from market fluctuations of FCOJ futures prices relative to the Company's open positions. As of June 30, 1995 deposits with brokers totaled $571,000.

4. BUSINESS SEGMENTS

    Segment financial data for the nine and three months ended  June
30, 1995 and 1994, except for total assets which are as of June 30, 1995 and September 30, 1994 are as follows.

                          SEGMENT FINANCIAL DATA
                              (in thousands)
                                                        Petroleum
                                                       and Related
                                               Citrus    Products      Total
                                               ------  ------------    -----
 Sales           Nine months ended 6/30/95    $ 86,876  $   -        $ 86,876
                 Three months ended 6/30/95     26,764      -          26,764

                 Nine months ended 6/30/94      57,201   10,044        67,245
                 Three months ended 6/30/94     23,200    3,279        26,479

 Operating       Nine months ended 6/30/95      11,561      -          11,561
 profit          Three months ended 6/30/95      4,939      -           4,939

                 Nine months ended 6/30/94       4,782      -           4,782
                 Three months ended 6/30/94        975      -             975

 Total assets    June 30, 1995                 169,332      -         169,332
                 September 30, 1994            169,404      -         169,404

 Depreciation   Nine months ended 6/30/95        3,051      -          3,051
 & amortization Three months ended 6/30/95         994      -            994

                Nine months ended 6/30/94        2,713      110        2,823
                Three months ended 6/30/94         975       34        1,009

 Capital        Nine months ended 6/30/95        6,836      -          6,836
 expenditures   Three months ended 6/30/95       2,774      -          2,774

                Nine months ended 6/30/94        9,832       22        9,854
                Three months ended 6/30/94       2,255        6        2,261

   Intersegment sales approximate market and are not significant.

  RECONCILIATION OF OPERATING PROFIT TO INCOME BEFORE INCOME TAXES:
                           (in thousands)

                                     Nine Months      Three Months
                                   Ended June 30,    Ended June 30,
                                    1995    1994      1995      1994
                                    ----    ----      ----      ----
 Operating profit                 $11,561   $4,782   $4,939     $975
 Gain on disposition of property
 and equipment                        561      453       52        7
 Other income                         467       15      459        6
 Interest                          (1,320)  (1,113)    (405)    (484)
                                  --------  -------  -------    -----
 Income from continuing
  operations before income taxes  $11,269   $4,137   $5,045     $504
                                  ========  =======  =======    =====

    During the nine and three month periods ended June 30, 1995, the Company had two customers who individually accounted for approximately 17.4% and 13.9%, and 24.1% and 15.9% of total sales for the respective periods. During the nine and three month periods ended June 30, 1994, the Company had a customer who individually accounted for approximately 25.4% and 23.5% of total sales for the respective periods.

5. INCOME TAXES

    The  provision for income taxes for continuing and  discontinued
operations for the nine and three month periods ended June 30,  1995 and 1994 is summarized as follows (in thousands):

                             Nine Months       Three Months
                            Ended June 30,     Ended June 30,
                             1995    1994      1995    1994
 Current:
  Federal income tax        $2,431  $  148    $1,645    $39
  State income tax             -        24       (48)     6
                            ------  ------    -------   ---
  Total                      2,431     172     1,597     45

 Deferred:
  Federal income tax        $1,543  $1,161    $  123    $20
  State income tax             165     132       (23)    16
                            ------  ------    -------   ---
  Total                      1,708   1,293       100     36
                            ------  ------    -------   ---
  Total provision for
  income taxes              $4,139  $1,465    $1,697    $81
                            ======  ======    =======   ===

                                  -8-

Following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 34% and the actual income tax provisions for the nine and three month periods ended
June 30, 1995 and 1994 (in thousands):

                                 Nine Months      Three Months
                                Ended June 30,     Ended June 30,
                                 1995    1994     1995     1994
                                 ----    ----     ----     ----
 Expected income tax            $3,831  $1,382   $1,715    $159
 Increase(decrease) resulting
  from:
    State income taxes, net
    of federal tax benefit         165     156      (71)     22
    Loss on foreign investments     33      47        9      11
    Permanent items and other      110    (120)      44    (111)
                                ------   ------   ------   -----
    Total provision for
     income taxes               $4,139   $1,465   $1,697   $ 81
                                ======   =======  =======  =====

   Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes"
("FAS No. 109") requires the use of the  asset and liability method of accounting for income taxes. Under the asset and liability method of FAS No. 109, deferred tax assets and
liabilities  are  recognized  for  the   future tax consequences
attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

6. DISCONTINUED OPERATIONS

    During the second quarter of fiscal 1993, the Company decided to sell the Petroleum Division comprised of Frank Carroll Oil Company. The sale of all of the capital stock of that subsidiary was completed effective September 30, 1994. The Consolidated Statements of Operations for the nine and three month periods ended June 30, 1994 exclude all components of profit or loss of the Petroleum Division from continuing operations. The effect of these items has been reclassified net of the applicable tax effect as "Discontinued
Operations: Loss from operations of discontinued Petroleum Division". See Note 4 for disclosure of selected components of the Petroleum Division.

7. OTHER INCOME

    During the third quarter of fiscal 1995 the Company was awarded insurance proceeds of approximately $453,000 in excess of the book value to replace certain equipment destroyed by a fire in the Bartow processing facility. This event did not materially affect the operations of the Company.

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


    Nine Months (YTD) and Three Months (QTR) Ended June 30, 1995
   vs Nine Months (YTD) and Three Months (QTR) Ended June 30, 1994
                        Increases/(Decreases)
                           (in thousands)

                                     Sales      Cost of Sales     Net Change
                                YTD      QTR     YTD     QTR     YTD     QTR
                                ---     ----     ---     ---     ---     ---
 Beverage  Division           $29,371  $3,682  $22,271 $(400)  $7,100  $4,082
 Grove Management Division        304    (118)     363    30      (59)   (148)
                              -------  ------- ------- ------  ------- -------
 Gross Profit From
  Continuing Operations       $29,675  $3,564  $22,634 $(370)   7,041   3,934
                              =======  ======= ======= ======
 Other costs and expenses, net:
  Selling, general and administrative                            (262)     30
  Gain on disposition of property and equipment                   108      45
  Other income                                                    452     453
 Interest                                                        (207)     79
                                                               ------- -------
 Income from continuing operations before income taxes          7,132   4,541
 Provision for income taxes from continuing operations         (2,647) (1,602)
                                                               ------- -------
 Net income from continuing operations                         $4,485  $2,939
                                                               ======= =======

RESULTS OF OPERATIONS

                                SALES

    Sales for the nine and three month periods ended June 30, 1995 increased approximately $29,675,000 or 51.9% and approximately $3,564,000 or 15.4%, respectively compared to the same periods in the prior year. The Beverage Division accounted for the principal
increase  for  the  nine  month  period  with  increased  sales   of
approximately   $29,371,000.   Grove   Management   Division   sales
increased  approximately $304,000 for the nine  month  period.   The
Beverage Division also accounted for the principal increase for  the
current   three  month  period  with  an  increase   in   sales   of
approximately $3,682,000. This increase during the current three months was partially offset by a decrease in Grove Management Division sales of approximately $118,000.

BEVERAGE DIVISION    The   Beverage   Division   sales   increased
approximately $29,371,000 or 54.9% and $3,682,000 or  17.0%  in  the
current nine and three month respective periods compared to the same periods in the prior year. Of the increases for the current nine month period, revenues from the sale of the Company's bulk citrus juice products accounted for an increase of approximately $18,706,000. During the current three month period revenues from these same bulk citrus products decreased approximately $43,000 compared to the same period in the prior year. As a part of these changes, revenues from the volume of bulk citrus products sold increased approximately $20,813,000 and $291,000 during the current nine and three month respective periods. These increases in sales volumes were due primarily to an improved sales program for the bulk citrus juice products and a higher level of carryover inventory from the prior year. The increases in volume during the current nine and three month periods were partially offset by decreased prices for bulk citrus juice products of approximately $2,107,000 and $334,000 respectively compared to the same periods in the prior year. In October 1994 the United States Department of Agriculture ("USDA") announced a Florida crop estimate of approximately 196,000,000 boxes of round oranges for the 1994-95 season which would be significantly larger than the 1993-94 crop of 174,200,000 boxes of round oranges. This estimate by the USDA was revised in July 1995 to approximately 205,400,000 boxes of round oranges which will be the second largest Florida crop in history.

    Sales of the Company's packaged citrus juices increased approximately $897,000 and $537,000 during the current nine and three month respective periods compared to the same periods in the
prior  year.   Of  these increases, higher volumes sold resulted in
increases in revenues of approximately $769,000 and $341,000 during the current nine and three month periods. Additionally, sales increased due to increased prices of approximately $128,000 and $196,000 during the current respective periods.

    The Company's non-orange packaged juices and drink base sales increased approximately $2,410,000 and $1,384,000 during the current nine and three month periods compared to the same periods in the prior year. Of these increases the volume of sales of these products increased approximately $1,563,000 and $1,336,000 during the current nine and three month periods principally as a result of an improved sales program for the Company's drink base products. Additionally, sales of these products increased as a result of increased prices of approximately $847,000 and $48,000 during the current nine and three month respective periods.

    Revenues from the sale of the Company's by-products, including feed, pulp cells, and citrus oils increased approximately $4,489,000 during the current nine month period compared to the same period in the prior year. These increases in revenues were due in part to an increase in the volume of by-products being produced and sold of approximately $1,812,000. Revenues also increased approximately $2,677,000 during the current nine period as a result of higher
prices compared to the same period in the prior year.   Revenues
from the sale of these by-products increased approximately $1,030,000 during the current three month period compared to the same period in the prior year as a result of increased prices.

     Storage, handling, processing citrus for customers under contract, and other revenues increased approximately $2,869,000 and $774,000 during the current nine and three month periods compared to the same periods in the prior year. These increases were due primarily to an increase in the volume of these services performed during the current nine and three month periods compared to the same periods in the prior year.

GROVE   MANAGEMENT  DIVISION   Grove  Management   sales   increased
approximately $304,000 or 8.3% for the current nine month period and decreased by approximately $118,000 or 7.8% for the current three month period compared to the same respective periods in the prior year. The principal increase during the current nine month period of approximately $509,000 was due to an increase in the number of boxes harvested. There was also an increase in harvesting revenues during the current three month period of approximately $202,000 due primarily to an increase in the volume of boxes harvested. Revenues from grove caretaking activities increased approximately $207,000 and $92,000 during the current nine and three month periods compared to the same periods in the prior year. Revenues from the sale of fruit to third party packers and processors decreased by approximately $412,000 during the current nine and three month periods compared to the same periods in the prior year.

                            GROSS PROFIT

    Gross profit for the nine and three month periods ended June 30, 1995 increased approximately $7,041,000 or 89.6% and $3,934,000 or 188.8%, respectively, compared to the same periods in the prior year. The principal increases of approximately $7,100,000 and $4,082,000 during the current nine and three month respective periods occurred in the Beverage Division. Gross profit for the Grove Management Division decreased during the current nine and three month periods by approximately $59,000 and $148,000, respectively.

BEVERAGE DIVISION Gross profit of the Beverage Division increased approximately $7,100,000 and $4,082,000 for the current nine and three month periods compared to the same periods in the prior year. Contributing to the increases in gross profit were increases during the current nine and three month respective periods of approximately $2,384,000 and $1,124,000 from the sale of bulk citrus juice products. Of the increase during the current nine month period approximately $2,095,000 was a result of an increase in the volume of bulk citrus products sold compared to the same period in the prior year. This increase in sales volume is a combined result of an improved bulk sales program and the higher level of carryover inventory previously mentioned. Additionally, gross profit increased approximately $2,396,000 and $1,458,000 during the current nine and three month respective periods as a result of lower costs of raw fruit and concentrate used in the production of bulk citrus juice products compared to the same periods in the prior year. Partially offsetting this increase were decreases in gross profit of approximately $2,107,000 and $334,000 resulting from decreased prices for bulk citrus juice products during the current nine and three month periods compared to the same period in the prior year.

    The Company has in the past utilized and may in the future utilize the FCOJ futures market to hedge fruit inventory, anticipated requirements and sales commitments of FCOJ. The effects of this hedging activity, if any, are reflected in sales and in the cost of inventories and flow through cost of sales in the Consolidated Statements of Operations as the associated products are sold. As of June 30, 1995 the Company held contracts for FCOJ futures with unrealized gains of approximately $1,464,000 which would have been realized if said positions had been prematurely liquidated on that date. These unrealized gains are based upon the closing market price of equivalent futures obligations and do not necessarily represent prices at which the Company expects to sell the FCOJ.

    Gross profit from the sale of packaged citrus juice products remained approximately at the same levels during the current nine month period compared to the same period in the prior year. However, gross profit from the same products increased approximately $571,000 during the current three month period compared to the same period in the prior year. Of the increases during the current three month period, approximately $196,000 resulted from increased prices. Additionally, gross profit increased approximately $375,000 during the current three month period as a result of lower costs of raw fruit and concentrate used in the production of these products.

    Gross profit from the sale of the Company's non-orange packaged juices and drink base products decreased approximately $120,000 and increased approximately $31,000 during the current nine and three month respective periods compared to the same periods in the prior
year.   The  decrease  for  the  current  nine  month  period   was
principally due to higher raw material costs of production for these products. The increase for the current three month period was principally due to higher prices compared to the same period in the prior year.

   Gross profit from by-products increased approximately $2,377,000 and $435,000 during the current nine and three month respective periods compared to the same periods in the prior year. These increases were principally the result of higher market prices for these products partially offset by increased costs in the current nine and three month periods compared to the same periods in the prior year. Gross profit from storage, handling, and other activities also increased by approximately $2,959,000 and $2,412,000 during the current nine and three month periods due to an increase in the volume of these activities compared to the same periods in the prior year.

   At the end of the third quarter the Company had a for a write-down of approximately $491,000 to certain bulk inventories relative to the anticipated market prices for these products as of June 30, 1995. The Florida citrus industry is highly cyclical with market prices for processed citrus juices subject to wide fluctuations.

GROVE MANAGEMENT DIVISION Grove Management gross profit for the nine and three month periods decreased approximately $59,000 and $148,000 compared to the same periods in the prior year. Decreases of approximately $127,000 and $192,000 for the current nine and three month periods were primarily a result of reduction in volume of fruit sold to third party packers and processors. Gross profit from grove caretaking for the nine and three month periods increased approximately $53,000 and $35,000 compared to the same periods in the prior year. The decrease was further offset by an increase in gross profit from harvesting activities of approximately $15,000 and $9,000 during the current nine and three month periods principally due to increased volumes.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased approximately $262,000 or 9% and decreased approximately $30,000 or 3% for the current nine and three month respective periods compared to the same periods in the prior year. The increase in the current nine month period was primarily caused by increased staffing. The decrease in the current three month period was due to decreased other costs and was partially offset by increased staffing compared to the same period in the prior year.

        GAIN/(LOSS) ON DISPOSITION OF PROPERTY AND EQUIPMENT

   The increased gains on the disposition of property, equipment and other of approximately $108,000 for the nine month period and approximately $45,000 for the three month period ending June 30, 1995 compared to the same periods in the prior year was principally due to differences in gains on sales of commercial properties not utilized in citrus production or processing.

                          INTEREST EXPENSE

    Interest expense increased approximately $207,000 or 19% and decreased approximately $79,000 or 16% in the current nine and three month periods respectively, compared to the same periods in the prior year. During the nine month period, increased interest rates and outstanding debt resulted in increases in interest expense of $199,000 and $174,000, respectively. Partially offsetting these increases for the current nine month period were increases in capitalized interest of approximately $54,000 and decreases in amortization of deferred loans costs and other interest related charges in the amount of approximately $112,000. During the current three month period, increases in capitalized interest and decreases in amortization of deferred loan costs and other related interest charges resulted in decreases of approximately $113,000 and $41,000, respectively. Partially offsetting these decreases in the current three month period were increases of approximately $39,000 and $36,000 as a result of increases in interest rates and debt outstanding.

                   LIQUIDITY AND CAPITAL RESOURCES

    The Company's Bartow processing plant normally operates from early November through late May or June. While the plant is in operation, the inventory of processed juice increases to a level which will cover anticipated sales until the following November when the plant begins operation again. The Company's working capital credit facility is generally utilized to finance these inventories. Borrowings under this credit facility normally peak in late May or June. The Company began processing activities for the 1994-95 season in late October and completed these activities in May 1995.

    The  Company's  ability to generate cash adequate  to  meet  its
needs,  including  the  financing  of  its  inventories  and   trade
receivables,  has  been  supported  primarily  by  cash  flow   from
operations and periodic borrowings under its primary $40 million credit facility. This facility is secured principally by most of the Company's current assets. The outstanding balance at June 30, 1995 was approximately $17,671,000 and approximately $18,283,000 of
additional  borrowings  were available.   The interest  rate  is
variable based upon the financial institution's cost of funds plus a margin. The terms of the agreement call for repayment of the principal amount in January 1997; accordingly, it is classified as
long-term.   The Company  anticipates  that  the working  capital
facility will be adequately serviced with cash proceeds from operations. Management believes this facility will provide sufficient working capital over the next two years.

    Additionally, as of June 30, 1995, the Company had a $6 million short-term capital revolving credit line to provide interim financing for capital projects. As of June 30, 1995, there was no outstanding balance on this facility.

    Current assets decreased approximately $4,431,000 as of June 30, 1995 compared to September 30, 1994. The principal component of this was a decrease in inventories of approximately $2,942,000 in the first nine months of the current year due to  the  previously mentioned  increases  in  sales and
reduced  costs.   The  Company's accounts  receivable  balance
decreased approximately $961,000 compared to the fiscal year end. Additionally, there was a decrease in cash and short-term cash investments of approximately $155,000. Advances on fruit purchases decreased approximately $475,000 as the Company processed the purchased fruit and collected these advances.

    Current liabilities decreased during the first nine months of fiscal 1995 approximately $2,866,000 compared to September 30, 1994. The principal reason for this decrease was due to payments of $4,000,000 on the previously mentioned short-term capital revolving credit facility. Offsetting this decrease was an increase in income taxes payable of approximately $1,206,000.

    Long-term debt decreased approximately $6,175,000 during the current nine month period. This was principally the result of a decrease of approximately $3,306,000 on the Company's long-term
working   capital   facility.   There  was  also  a decrease of
approximately   $2,869,000  resulting  primarily from  scheduled
principal payments  made on long-term debt.

    At June 30, 1995 the Company's outstanding long-term debt was approximately $32,324,000 including the working capital facility of approximately $17,671,000. In addition current installments of long-term debt were approximately $2,089,000 with the remaining amounts
due  on  various  dates  over the subsequent  thirteen  years.   The
Company anticipates that amounts due over the next twelve months will be paid out of working capital. At June 30, 1995 the Company was in compliance with its loan covenants.

    During the first nine months of the fiscal year the Company made improvements to and replaced equipment at its Bartow processing facility and groves totaling approximately $5,923,000. The Company anticipates that these improvements will be financed principally from working capital or by securing additional funds under existing mortgages.

                      OTHER SIGNIFICANT EVENTS

    In October 1994 the USDA announced a Florida crop estimate of approximately 196,000,000 boxes of round oranges for the 1994-95 season which would be significantly larger than the 1993-94 round orange crop of approximately 174,200,000 boxes. This estimate by the USDA was revised in July 1995 to approximately 205,400,000 boxes which will be the second largest Florida crop in history.

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


                                  ORANGE-CO, INC.
                                  (Registrant)


   Date: August 14, 1995        By: /s/Gene Mooney
                                  -----------------------
                                  Gene Mooney
                                  President and
                                  Chief Operating Officer


   Date: August 14, 1995        By: /s/Dale A. Bruwelheide
                                  ------------------------
                                  Dale A. Bruwelheide
                                  Vice President and
                                  Chief Financial Officer