Form 10-K
period 1995-09-30
ORANGE CO INC /FL/
filed 1995-12-22
CIK 4507

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C. 20549
                              FORM 10-K
(Mark One)
(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT  OF  1934                                             (FEE REQUIRED)

     For the Fiscal Year Ended September 30, 1995

                                  OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934                                 (NO FEE REQUIRED)


                          Commission File No.
                                 1-6442

                           ORANGE-CO, INC.
       (Exact name of registrant as specified  in its charter)

          FLORIDA                                           59-0918547
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                         Identification Number)

     2020 U.S. Highway 17 South
          P.O. Box 2158
       Bartow, Florida 33831                            (941)533-0551
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

                            Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                 [ ]
Aggregate market value of the common stock held by non-affiliates of Registrant at December 6, 1995 (based on the closing price on December 6, 1995): $40,725,620.

Number of shares outstanding of common stock, $.50 par value, as of December 6, 1995: 10,298,475 shares

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in
Part III of this Annual Report on Form 10-K: Proxy Statement for the 1996 Annual Meeting of Stockholders - Items 10, 11, 12 and 13

                           ORANGE-CO, INC.
                       INDEX TO ANNUAL REPORT
                            ON FORM 10-K
                                                                     PAGE NO.
Part I
     Item 1  - Business                                                 3

     Item 2  - Properties                                              12

     Item 3  - Legal Proceedings                                       13

     Item 4  - Submission of Matters to a Vote of Security Holders     13

Part II

     Item 5  - Market for the Registrant's Common Stock and Related
               Shareholder Matters                                     13

     Item 6  - Selected Financial Data                                 13

     Item 7  - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     15

     Item 8  - Financial Statements and Supplementary Data             24

     Item 9  - Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                     43

Part III

     Item 10 - Directors and Executive Officers of the Registrant      43

     Item 11 - Executive Compensation                                  43

     Item 12 - Security Ownership of Certain Beneficial Owners
               and Management                                          43

     Item 13 - Certain Relationships and Related Transactions          43

Part IV

     Item 14 - Exhibits, Financial Statement Schedule and
               Reports on Form 8-K                                     44

                               PART 1
Item 1.  BUSINESS

OVERVIEW

       Orange-co, Inc. and subsidiaries (the "Company") is an integrated citrus company primarily engaged in growing and processing citrus products as well as packaging and marketing these products and other beverages. As of November 30, 1995, the Company owned and managed approximately 15,921 acres of Florida citrus groves and the fruit harvested therefrom. The production from these groves is principally used in the Company's citrus processing operations in Bartow, Florida (the "Bartow Plant"). This processing facility has concentrate, blending, single strength not from concentrate ("NFC")juice, by-product, packaging and storage operations providing the versatility to make many citrus and related beverage products for sale in a variety of markets. The Company also packages and sells non-citrus beverages to complement the citrus related products supplied to its customers in the food service business. Additionally, the Company offers a line of formulated citrus and non-citrus beverage bases for reconstitution by industrial and retail
packers.   The Company entered the formulated beverage base business
in August 1993 with the purchase of all of the capital stock of International Fruit, Inc.

      During the period from fiscal 1990 through fiscal 1992 the Company sold part of its assets including its fresh fruit packing facility at Lake Hamilton, Florida and various citrus groves totaling approximately 3,333 acres. The proceeds from these sales of approximately $39,247,000 were principally used to reduce the Company's debt. All of the tax gain realized from these sales was sheltered by the Company's tax net operating loss carryforward. There remained approximately $5,795,000 of the tax loss carryforward at September 30, 1995.

      The Company is no longer actively marketing any significant portion of its citrus acreage. Certain undeveloped and non-citrus acreage may be sold if the opportunity arises. The Company from time to time is also involved in certain land trades intended to increase the productivity of the Company's citrus land.

      The Company's processed juice production has typically varied from season to season depending on the size of the Florida crop, the
Company's  crop and other conditions in the industry.   The  Florida
citrus industry experiences fluctuations, which can be wide ranging, in the size of the citrus crop harvested from season to season causing fluctuations in citrus juice prices and therefore presenting significant variations in industry economic conditions and opportunities. The Company's fruit production from its groves has fluctuated in a manner
similar to the Florida citrus industry.   It is anticipated that the
continuing rehabilitation of the Company's groves, located in DeSoto, Charlotte and Polk Counties, Florida, which began in 1992, will provide relatively more fruit from the Company's groves in the coming years as
these efforts take effect.    As the  Company enters the 1995-96 season,
the United States Department of Agriculture ("USDA") has announced an anticipated Florida crop of approximately 202,000,000 boxes of round
oranges.   In  December 1995 the USDA  revised this estimate to
approximately 204,000,000 boxes of round oranges. It is uncertain what the effect of this size crop will be on the Company's results for the 1995-96 fiscal year.

      In May 1992, Stoneridge Resources, Inc. ("Stoneridge"), which then owned approximately 52% of the Company's outstanding common shares, sold those shares to Ben Hill Griffin, Inc. and an affiliate, who collectively held approximately 51% of those shares as of September 30, 1995. Ben Hill Griffin, Inc. is a privately owned agribusiness corporation located in Frostproof, Florida.

      The Company also had engaged in the sale of petroleum products at the wholesale and retail level operating through its former subsidiary, Frank Carroll Oil Company. A sale of all of the capital stock of Frank Carroll Oil Company was completed effective September 30, 1994. The Petroleum Division, consisting only of Frank Carroll Oil Company, has been reported as a discontinued operation since the second quarter of fiscal 1993. (See Note 9 of the Notes to the Consolidated Financial Statements "Discontinued Operations".)

      The Company has sold certain assets of its Mexican subsidiary OrancoMex S. A. de C.V. This subsidiary last operated in 1992 and the Company has no future plans to operate this facility while it continues to liquidate these assets. The assets of this subsidiary represent less than one-half of 1% of the Company's assets at September 30, 1995.

SALES BY PRODUCT LINE

      The following table sets forth the Company's sales by product line for the past three year (in thousands).

                                    Years Ended September 30,
                                     1995       1994        1993
 Beverage Division                   $106,894   $72,637    $68,092
 Grove Management Division              4,431     4,119      3,846
                                     --------   -------    -------
 Sales from Continuing Operations     111,325    76,756     71,938
 Discontinued Petroleum Division          -      12,986     15,591
                                     --------   -------    -------
 Total Sales                         $111,325   $89,742    $87,529
                                     ========   =======    =======


BEVERAGE DIVISION

      The Company produces bulk frozen concentrated orange juice ("FCOJ") and frozen concentrated grapefruit juice ("FCGJ") (collectively, "concentrate"), NFC orange and grapefruit juice, reconstituted juices and several citrus by-products at its
Bartow  Plant.   The production of concentrate principally involves
extracting the juice from the fruit, evaporating most of the water from the juice and then refrigerating the juice concentrate at the proper storage temperature. The Bartow Plant's current production capacity is estimated to be approximately 10,000,000 boxes of fruit annually.

      The production of this facility over the past five years as measured by boxes processed is as follows:

 YEAR             BOXES PROCESSED
 1990-91          3,720,000
 1991-92          3,204,000
 1992-93          8,149,000
 1993-94          9,296,000
 1994-95          9,597,000

      Over the past five years the Company has increased its processing activity. This has resulted primarily from a decision by the Company to obtain fruit from sources in addition to the Company's groves through purchase contracts and participation agreements.

      Additionally, in fiscal 1993-94 the Company expanded its bulk concentrate storage capacity by approximately 3.8 million gallons providing a total storage capacity of approximately 7.5 million gallons of bulk frozen concentrated juices.

      The Company packages a substantial portion of the processed concentrate in various containers for sale to major food service companies for ultimate distribution to restaurants, hotels, hospitals and other food service customers. The remainder of the orange concentrate is sold in bulk to dairies, and other industrial users. Additionally, a portion of the fruit
is processed into NFC juice products.   The Company does from
time to time, depending upon conditions then existing in the citrus industry, vary its sales mix.

      Within the food service market, the Company also provides a full line of beverage products, to supplement its traditional emphasis on orange juice. The Company's product line also includes several types of juices, including orange and grapefruit, and non-citrus beverages such as grape, apple, cranberry, fruit punch and lemonade, a variety of 10% to 50% juice base drinks, and liquid concentrated tea.

      In August 1993 the Company expanded its drink base products to include a line of citrus and non-citrus formulated frozen concentrated drink bases sold to dairies and other industrial and retail packers. This expansion took place through the purchase of all of the outstanding stock of International Fruit, Inc., an established producer and marketer of these products.

      As previously mentioned, the Company's plant in Reynosa, Mexico, OrancoMex S.A. de C.V., which had produced bulk FCOJ and FCGJ and fruit salad, is idle due to the unreliability of an economic supply of citrus fruit as a result of the 1989 freeze. The Company has transferred certain assets to Orange-co of Florida, Inc. and sold a significant portion of other assets of this facility while currently exploring opportunities to dispose of the remaining assets.

      The following table sets forth the equivalent concentrate and NFC gallons produced at the Company's plants during each of the last five seasons. The number of gallons shown is based on a concentrate factor of 65 degree brix, a measure of the percent of sugar in the fruit juice.

             Bartow       Bartow       Reynosa      Reynosa
             Plant:       Plant:        Plant:      Plant:
             Processed    Processed     Processed   Other
             Orange       Grapefruit    Orange      Citrus
 Season      Juice        Juice         Juice       Juices       Total

 1990-91     3,252,776     22,846       29,905      27,055       3,332,582
 1991-92     4,405,788     29,884          -           -         4,435,672
 1992-93     6,779,429    479,954          -           -         7,259,383
 1993-94     7,138,798    968,449          -           -         8,107,247
 1994-95     7,132,492    844,309          -           -         7,976,801

      The sales prices for bulk citrus juices sold by the Company are determined by market prices which in the past have been subject to fluctuations which are expected to continue. The Company has, from time to time, used the frozen concentrate orange juice futures market to hedge fruit, FCOJ inventory, and purchase and sales commitments against such fluctuations.

     The Bartow Plant also produces several citrus by-products. One process extracts d'limonene oil (a chemical additive for products such as paint thinner, cleansers and cosmetics) and other citrus oils from orange peel and processes the remaining peel and pulp for
sale as cattle  feed.   A secondary extraction process is also
performed in which juice is extracted from the fruit pulp separated from the juice during the concentrate operation. This product is used in the production of an orange pulp wash concentrate (an ingredient used in beverages consisting of less than 10% natural juices) and is sold in bulk to various customers. The Bartow Plant also produces a by-product known as pulp cells, which is sold to manufacturers for use as a filler and flavor ingredient in citrus juice products.

      The Company operates a cold storage facility at Bartow, Florida, which is certified by the United States Customs Service for duty deferred customs storage and by the New York Cotton Exchange as a delivery point for FCOJ futures contracts. As previously mentioned the Company recently expanded this facility by 3.8 million gallons to a total capacity of 7.5 million gallons in February 1994.

THE GROVES

     As of November 30, 1995, the Company owned approximately 12,870 acres of citrus groves and also managed approximately 3,051 acres of citrus groves owned by other growers (collectively, the "Groves"). The Groves constitute approximately 1.9 % of Florida's total grove acreage which is reported to be 853,742 acres.

     As previously mentioned, the Company sold 3,333 acres of citrus groves between August 1990 and November 1991. As of November 30,
1995 the Company is not marketing any significant acreage of citrus groves.

     The following table lists the locations of the Groves by county and the approximate number of acres of groves owned by the Company or and managed by the Company for other growers in Florida as of the year ended September 30, 1995.

  LOCATION         GROVES OWNED       GROVES MANAGED
 Polk County             386             -
 DeSoto County        11,582           2,863
 Charlotte County        902             188
                      ------           -----
 Totals               12,870           3,051
                      ======           =====

      The  following table reflects the production expressed in the number of 90 pound boxes from Company owned and managed groves for each
of the past five seasons.   The Company's  harvesting and processing
activities generally begin in November of each year and continue through the following May or June. This period of production is referred to herein as a "season".

                                                             Average
                                                             Production
 Season    Owned Groves  Managed Groves   Total Production   Per Acre(1)
                  (in Acres)                      (in boxes)
 1990-91    11,125       3,274(2)         4,625,000          321
 1991-92    11,129       2,494            3,903,000          287
 1992-93    11,583       2,544            4,160,000          294
 1993-94    11,523       2,695            3,542,218          249
 1994-95    11,367       2,611            5,057,925          362

<F1>

   (1)Calculated by dividing total production by total number of productive grove acres owned and managed as of September 30, 1991, 1992, 1993, 1994 and 1995.
<F2>

   (2)Excludes approximately 577 managed acres for 1990-91 on which the Company did not maintain participation contracts.

      The following table lists the actual Florida crop of round oranges over the past five seasons expressed in the number of ninety pound boxes.

  SEASON       NINETY POUND BOXES
 1990-91       151,600,000
 1991-92       139,800,000
 1992-93       186,500,000
 1993-94       174,200,000
 1994-95       205,400,000

      As previously mentioned, the USDA has announced an anticipated Florida orange crop of approximately 202,000,000 boxes of round oranges for the 1995-96 season. In December 1995 the USDA revised this estimate to approximately 204,000,000 boxes of round oranges.

      In addition to productive grove acreage, as of November 30, 1995, the Company owns approximately 6,843 acres of land, much of it in the vicinity of the Groves, of which approximately 2,871 acres are prepared for citrus planting, approximately 2,487 acres are suitable for cultivation and 1,485 acres are used as water retention areas, roadways and similar ancillary uses or are unusable.

      The Company's plan calls for, among other actions, the rehabilitation of its citrus acreage thereby increasing productivity, cash flow and market values. During fiscal 1991 the Company completed the rehabilitation of 320 acres of the Groves. During fiscal 1992 through fiscal 1995, the Company accelerated its rehabilitation of the Groves by planting approximately 542,000 trees and installing improved irrigation systems covering approximately 5,217 acres through fiscal 1995.

      During the 1994-95 season, substantially all of the fruit harvested from the Groves was used in the Company's processing plant. Most of the 1995-96 crop from the Groves is expected to be used in the Company's processing plant.

GROVE MANAGEMENT

      In addition to caring for its own groves, the Company provides grove care, harvesting and marketing services for groves owned by
others.    The Company's grove care services include periodic
application of fertilizers, herbicides and pesticides, monitoring for diseases and pests, liaison with local water control districts as to irrigation and drainage requirements and monitoring rainfall
and temperature information.   In addition to performing these
services as part of a standard-care contract, the Company also performs other custom-care services, including trimming, topping, application of soil conditioners, reshaping of beds and replacement of damaged or dead trees on an "as needed" basis. As of November 30, 1995 the Company managed 2,472 acres on a standard care-basis and 579 acres on a custom-care basis.

      Grove care contracts generally provide for services at the Company's cost plus a negotiated fee, usually expressed as a percentage of cost. Grove care charges are payable monthly. The
Company's grove care contracts are generally short-term in nature or terminable upon short notice.

      The Company enters into marketing contracts with growers ("participation contracts"), whereby the Company purchases the fruit for a price to be determined by the proceeds ultimately received by the Company for the products sold from that season's fruit less production and overhead costs, industry assessments and a service fee. These contracts are generally renewable annually and are terminable upon short notice. The Company's remaining fruit purchases are either made under annual contracts that provide for purchase based upon market prices prevailing at the time of the agreement or are made on a "spot" basis.

PETROLEUM PRODUCTS AND RELATED BUSINESSES

      Prior to fiscal 1995 the Company was engaged in the wholesale and retail sale of petroleum products through a subsidiary, Frank Carroll Oil Company ("Carroll Oil"). The Company completed the sale of 100% of Carroll Oil stock effective September 30, 1994 for total proceeds of approximately $966,000 in cash and notes and accordingly is no longer engaged in the sale and distribution of petroleum products.

      In June 1991, the Company sold all of the assets of its wholly owned subsidiary, Morrison Pump and Equipment Service Company and accordingly is no longer engaged in the business of selling, installing and servicing petroleum pumps, tanks and related equipment.

EMPLOYEES

     As of November 30, 1995, the Company employed approximately 210 full-time, non-seasonal employees in production-related activities, including its operations at the Bartow Plant and its grove management operations.  The Company also employs approximately  88
administrative personnel.   The number of employees increases
to approximately 470 during the Company's peak period of operations. Management believes that relations between the Company and its employees are good.

GENERAL INFORMATION REGARDING CITRUS OPERATIONS

AGRICULTURAL CONDITIONS The citrus industry is subject to various factors over which growers and processors have limited or no control, including weather conditions, disease, pestilence and water supply. Although the subtropical

Florida climate generally favors cultivation of citrus fruit, no citrus-producing area of Florida is immune from weather conditions
which can damage citrus trees and fruit.   In the past, damaging
frosts or freezes have occurred throughout Florida.  A freeze can adversely affect the productivity of groves for the year in which it occurs and for several years thereafter by causing
tree damage or destruction.   Other weather conditions which
could adversely affect the groves and grove production include, but are not limited to, drought, excessive moisture, hurricanes, wind and hail. The Company does maintain limited crop insurance. The Company however, does not maintain insurance on its trees.

MARKET PRICE FLUCTUATIONS Market prices for processed citrus juice are subject to fluctuations. The variation in the size of the citrus crop as previously mentioned has in the past resulted in large changes in the price of FCOJ, FCGJ and related products. Market prices are highly sensitive to crop sizes as well as other factors such as weather and competition from foreign crops.

      The Company has from time to time used the FCOJ futures market to hedge fruit and FCOJ inventory to reduce price risk. Under this program the Company may enter into sales contracts on the FCOJ futures market in relation to its current and future orange juice concentrate inventories to offset anticipated fluctuations in concentrate prices, thereby protecting margins in advance of actual
sale and delivery.   Additionally, the Company may enter into
purchase contracts for FCOJ on the futures market to reduce the price risk and assure an adequate supply of purchased FCOJ needs. The Company maintains accounts with brokers which have deposit maintenance requirements that can fluctuate as a result of changes in the price of FCOJ futures, which can affect liquidity.

GOVERNMENTAL REGULATIONS Fresh citrus fruit and processed juice are produced and marketed under strict federal and state regulations and
supervision.   The Company has experienced no difficulties in
complying with these regulations.

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

     Certain provisions of the Immigration Reform and Control Act of 1986 could limit the availability of seasonal labor necessary to harvest the Company's crops. The Company has not experienced a shortage of seasonal labor to date and does not anticipate a shortage during the 1995-96 season.

     During fiscal 1995 and 1994 the Company spent approximately
$231,000 and $267,000 respectively, on its spray field system for disposing of waste water at the Bartow facility and on compliance of other environmental matters of which approximately $52,000 were capitalized during fiscal 1994. The Company anticipates the expenditure of approximately an additional $500,000 during fiscal 1996 on the new system and other environmental matters.

SEASONALITY AND WORKING CAPITAL The citrus industry is seasonal, with the Company harvesting fruit and processing it into juice from November through June. However, the juice is stored and sold throughout the year and revenue levels are sometimes affected by seasonal price movements. In contrast, the value-added food service business has relatively small seasonal variations.

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

COMPETITION   The Company  competes with numerous growers and
processors, some of which are larger than the  Company.   Price,
quality and marketing are the principal competitive factors in selling processed juices. The Company believes that its production capacity and efficiencies, when fully utilized, enhance its ability to compete. Because of the size of the domestic citrus industry, no individual grower or processor can exercise appreciable influence over the selling price of the Company's bulk citrus products nor the price of its fruit. However, the market for the Company's value-added beverage products sold to food service customers is characterized by fewer producers some of which are significantly larger than the Company and influence the market price for
these products.   Although the Company accounted for approximately
5.1% of Florida FCOJ production during the 1994-95 season,
several other producers account for greater percentages.
Foreign processors of concentrate, particularly Brazilian, are believed to produce concentrate at a lower cost than that produced
in the United States.   Brazilian processors may also receive
subsidies from the Brazilian government to which there are no comparable benefits received by domestic processors. The effect of these cost advantages is partially diminished by a United States import tariff. Nevertheless, because of the volume of their exports to the United States and other countries and their lower cost of production, Brazilian producers may affect the selling prices for concentrate, and Brazilian exports of concentrate have been viewed by many in the industry as a competitive threat to domestic processors. Even so, the Company considers Brazilian exports to be a potential source of supply during periods when domestic
citrus products are unavailable or in short supply.   The Company
believes that the continued development of markets for concentrate, such as Japan and Europe, may offset to some extent the impact of Brazilian competition.

     Competition from Mexico may increase with the implementation of the North American Free Trade Agreement ("NAFTA") with Mexico, which was implemented in January 1994. This Agreement provides for the elimination of United States tariffs on citrus products imported into the United States from Mexico over a 15 year period, increasing competition for domestic suppliers.

      The Company has several registered trademarks which are not currently in use.

FOREIGN AND DOMESTIC OPERATIONS The Company derived approximately
13.9% 15.2%, and 6.2% of its revenue from foreign sales during fiscal 1995, 1994, and 1993 respectively. All of the Company's foreign sales are from Florida operations.

      Substantially all of the Company's assets are located in the State of Florida except for the assets of its Mexican citrus processing facility which


                                -10-
represents less than one half of 1% of the Company's total assets. The plant, located in Reynosa, Mexico, is owned by OrancoMex, S.A. de C.V., a wholly owned subsidiary of the Company. As previously mentioned, certain assets of this subsidiary have been sold and the Company will continue to liquidate the assets of this subsidiary.

BUSINESS SEGMENTS During fiscal 1995 the Company's gross sales, net income and assets were wholly attributable to its remaining citrus business. During fiscal 1994 the Company's gross sales, pretax income and assets were attributable to its then two business segments: (1) citrus fruit, processed juice, and grove management; and (2) petroleum and related product sales. The Company's citrus related segment represented approximately 85.5% of the Company's gross revenues for the year ended September 30, 1994 and all of the Company's assets as of September 30, 1994. The Company's petroleum and related product sales operation is reported as the Discontinued Petroleum Division and represented approximately 14.5% of the Company's gross revenues for the year ended September 30, 1994. (See
Note 16 of the Notes to Consolidated Financial Statements "Business
Segments".)   As previously mentioned the Company sold its Petroleum
Division as of September 30, 1994.

      The Company has two customers that accounted for 21.0% and 14.9% of the citrus segment's revenue for fiscal 1995. Relationships between the Company and these two customers are currently good and are expected to remain so. All other customers in the citrus segment individually account for less than 10% of total sales for this segment. For further information on significant customers over 10% of total Company Sales see Note 1 of the Notes to Consolidated Financial Statements "Summary of Significant Accounting Policies".

Item 2.   PROPERTIES

      The following table sets forth certain information regarding the principal properties owned by the Company and its wholly owned subsidiaries as of November 30, 1995.

 Location                    General Character        Approximate Size
 Polk, Charlotte and         Citrus groves and          19,695 acres
 DeSoto,  Counties, FL(1)    related acreage

 Bartow, FL (1)              Citrus processing plant    371 acres
                                                        70,000 boxes per day
                                                        average capacity

                             Concentrate storage        7,500,000 gallon
                             facility                   storage capacity


Wauchula, FL(2)              Concentrate storage        69 acres
                             facility
                             (Decommissioned)

DeSoto County, FL            Undeveloped land           965 acres

Reynosa, Mexico(2)           Citrus processing plant    8.5 acres
                             (Decommissioned)

<F1>
(1)Portions of these properties are encumbered by certain mortgages.
<F2>
(2)These properties are being held for sale. The facility in Reynosa, Mexico is currently non-operational and has been partially disposed.

     Management believes that the Company's Bartow plant and related storage facilities are in good operating condition and are adequate to support its current operations.

     The Company is currently offering for sale various properties, including certain undeveloped land and various idle production facilities, among them two former citrus processing plants which have been partially dismantled. These properties have an aggregate net book value as of September 30, 1995 of approximately $692,000.

      The Company has a program to consolidate certain of its grove holdings into more contiguous and more efficient parcels and has begun the rehabilitation of selected parcels through the installation of more effective irrigation systems and significant replanting of
citrus trees.   The Company has also committed to certain other
improvements including those to its Bartow citrus processing facility (See Management's Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Resources).

      A portion of the Company's properties are subject to mortgages securing long-term debt or are covered by negative pledges restricting mortgages or pledges of such properties. (See Notes 4 and 7 of the Notes to Consolidated Financial Statements "Property and Equipment" and "Notes Payable to Banks and Long-term Debt".)

ITEM 3.   LEGAL PROCEEDINGS

     There are no reportable legal proceedings under this item.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                               PART II
ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          SHAREHOLDER MATTERS

     The Company's common stock is traded on the New York Stock
Exchange under the symbol "OJ". The following table sets forth the range of high and low closing prices per share for each full quarterly period within the two most recent fiscal years.

 Fiscal 1995        High      Low

 First Quarter     $5-5/8    $5-1/8

 Second Quarter     6-1/4     5-3/8

 Third Quarter      6-3/4     6

 Fourth Quarter     7-7/8     6-1/4

 Fiscal 1994        High      Low

 First Quarter     $5-1/4    $4-5/8

 Second Quarter     6-3/8     5-1/8

 Third Quarter      5-7/8     5-1/4

 Fourth Quarter     6-3/8     5-1/2

      On December 6, 1995 there were approximately 4,491 named holders of record of the Company's common stock.

      On November 16, 1995 the Company declared a dividend of $.10 per common share to be paid on February 1, 1996 for shareholders of record as of January 5, 1996. The Company last paid a dividend of $.02 per share on its common stock in November 1988. Any payment of cash dividends in the future will be dependent upon the Company's financial condition, loan covenants, capital requirements, earnings, and other factors that the Company deems relevant.

ITEM 6.   SELECTED FINANCIAL DATA

      The following selected financial data as of, and for the years ended September 30, 1995, 1994, 1993, 1992 and 1991, have been derived from the audited financial statements of the Company. Sales and net income from continuing operations before income taxes reflect the treatment of the Petroleum Division as a discontinued operation on a consistent basis. The following data should be read in conjunction with, and is qualified in its entirety by reference to the financial statements and the accompanying notes contained elsewhere in this report under the heading "Financial Statements and Supplementary Data".

     Years Ended September 30, 1995, 1994, 1993, 1992 and 1991,
                           Historical(1)
               (in thousands, except per share data)


                                 1995      1994     1993    1992     1991
 STATEMENT OF OPERATIONS DATA

 Sales                         $111,325  $76,756  $71,938 $79,890  $64,368

 Income(loss) from continuing
 operations before income
 taxes and cumulative effect
 of a change in accounting
 principle                     $ 14,776  $ 5,886  $ 3,759 $10,298  $(1,624)

 Net Income(loss) before
 cumulative effect of a
 change in accounting
 principle                     $  9,135  $ 3,345  $ 1,088 $ 7,981  $(2,070)

 Cumulative effect of FAS
 No. 109                       $    -    $   -    $   -   $   -    $(3,444)

 Net income(loss)              $  9,135  $ 3,345  $ 1,088 $ 7,981  $(5,514)

 Net income(loss) per
 common share before
 cumulative effect of a
 change in accounting
 principle                     $    .89  $   .32  $   .11 $   .78  $  (.20)

 Cumulative effect of FAS
 No. 109                       $    -    $   -    $   -   $   -    $  (.34)

 Net income(loss)              $    .89  $   .32  $   .11 $   .78  $  (.54)

                         As of September 30, 1995, 1994, 1993, 1992 and 1991
                                            (in thousands)
                         1995      1994      1993       1992      1991
 BALANCE SHEET DATA

 Total assets            $171,012  $169,404  $139,802   $136,295  $137,856

 Long-term debt (less
 current portion)        $ 31,252  $ 38,499  $ 19,683   $ 21,437  $ 31,893

Stockholders' equity     $ 99,932  $ 90,797  $ 87,452   $ 86,090  $ 77,409

      On November 16, 1995 the Company declared a dividend of $.10 per common share to be paid on February 1, 1996 for shareholders of record as of January 5, 1996. The Company last paid a dividend of $.02 per share on its common stock in November 1988.

<F1>
     (1)Not covered by accountant's report.

ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

FISCAL 1995 VERSUS FISCAL 1994

      The discussion that follows is based on the Consolidated Statements of Operations and compares the results of the Company's continuing operations for the year ended September 30, 1995 to the Company's continuing operations for the year ended September 30, 1994.

      The following table reflects changes in sales, cost of sales and gross profit by division and other changes in the Statements of Operations through net income from continuing operations between the respective periods. The respective statements have excluded sales, cost of sales, gross profit, selling, general and administrative expenses, interest expense and all other items of profit and loss related to the Petroleum Division. (See Note 9 of the Notes to the Consolidated Financial Statements "Discontinued Operations".)

      Year Ended September 30, 1995 vs. Year Ended September 30, 1994
                       Increases/(Decreases)
                           (in thousands)
                                     <C
                                                 Cost of
                                                 Goods       Net
                                      Sales      Sold        Change
 Beverage Division                    $34,257    $25,193     $9,064
 Grove Management Division                312        372        (60)
                                      -------    -------     -------
 Continuing operations                $34,569    $25,565      9,004
                                      =======    =======
 Other costs and expense, net:
      Selling, general and administrative . . . . . . . .      (546)
      Gain on disposition of property and equipment and
       property for disposition . . . . . . . . . . . . .       542
      Other expense  . . .. . . . . . . . . . . . . . . .      (183)
 Interest  . . . . .  . . . . . . . . . . . . . . . . . .        73
                                                             -------
 Income from continuing operations. . . . . . . . . . . .     8,890
 Provision for income taxes from continuing operations . .    3,148
                                                             -------
 Net income from continuing operations . . . . . . . . . .   $5,742
                                                             =======

RESULTS OF OPERATIONS
                                SALES

       Total net sales from continuing operations increased approximately $34,569,000 or 45.0% for the fiscal year ended September 30, 1995 compared
to the prior year ended September 30, 1994.   The principal increase of
approximately $34,257,000 occurred in the Beverage  Division.   The Grove
Management Division sales increased approximately $312,000 compared to the prior year.

BEVERAGE DIVISION The Beverage Division sales increased approximately $34,257,000 during fiscal 1995 compared to the prior year.The principal component of this increase was an increase of approximately $22,215,000 in the revenues from the Company's bulk citrus juice products due to higher volumes of products sold.  The increases in volumes were due primarily to an improved sales program for the bulk citrus juice products and a higher level of carryover inventory from the prior
year.   These increases in volume of bulk citrus products sold
during fiscal 1995 were partially offset by decreases in
prices for these products of approximately $1,162,000 compared to the
prior year.   In October 1994 the United States Department of
Agriculture ("USDA") announced a Florida crop estimate of approximately 196,000,000 boxes of round oranges for the 1994-95 season which was significantly larger than the 1993-94 crop of 174,200,000 boxes of round oranges. This 1994-95 estimate by the USDA was revised at the end of the season to approximately 205,400,000 boxes of round oranges which is the second largest Florida crop in history. As we enter the 1995-96 season the USDA has estimated this crop at 204,000,000 boxes.

       Sales of the Company's packaged citrus juices increased approximately $1,374,000 during fiscal 1995 compared to the prior
year.   Higher prices accounted for an increase in revenues of
approximately $470,000 during fiscal  1995.   Additionally, an
increase in the revenues of approximately $904,000 compared to the prior year resulted from higher volumes of these products being sold.

      The Company's non-orange packaged juices and drink base sales increased approximately $3,347,000 during fiscal 1995 compared to the prior year. Increases in the volume of sales of these products
accounted for increases of approximately  $4,559,000.   Partially
offsetting this increase was a decrease in prices of these products of approximately $1,212,000.

     Revenues from the sale of the Company's citrus by-products, including, feed, pulp cells, and citrus oils increased approximately
$5,093,000 during fiscal 1995  compared to the prior year.   The
principal component of this increase in sales of approximately $3,015,000 resulted from an increase in volume of sales. Additionally, sales of these products increased approximately $2,078,000 as a result of increased prices during fiscal 1995 compared to the prior year.

      Storage, handling, processing citrus for customers under contract, and other revenues increased approximately $3,390,000 during fiscal 1995 as a result of an increase in the volume of these services performed compared to the prior year.

GROVE MANAGEMENT DIVISION Grove Management Division revenues increased approximately $312,000 or 7.6% during fiscal 1995 compared to the prior year. The principal increase during fiscal 1995 of approximately $509,000 was due to an increase harvesting revenues as a result of the larger crop. Additionally, there was an increase in revenues from grove caretaking activities of approximately $211,000. Revenues from the sale of fruit to third party packers and processors decreased by approximately
$408,000 during fiscal 1995 compared to the prior year.

                            GROSS PROFIT

     Gross profit for fiscal 1995 increased approximately $9,004,000 or 81.0% compared to the prior year. The Beverage Division provided an increase in gross profit of approximately $9,064,000 which was only slightly offset by a decrease in gross profit of approximately $60,000 in the Grove Management Division.

BEVERAGE  DIVISION  Gross profit of the Beverage Division increased
approximately  $9,064,000  as previously mentioned.   The principal
increase in gross profit of approximately $4,660,000 resulted from the sales of bulk citrus juice products. Of this increase approximately $4,108,000 primarily resulted from lower costs of raw fruit and purchased concentrate used in the production of bulk citrus products during fiscal 1995 compared to the prior year. Additionally, the increase in the volume of sales of bulk citrus products previously mentioned provided an increase in gross profit of approximately $1,714,000. Partially offsetting these increases was a decrease in gross profit of approximately $1,162,000 as a result of lower prices compared to the prior year.

      The Company has in the past utilized and may in the future utilize the FCOJ futures market to hedge fruit inventory, anticipated requirements and sales commitments of FCOJ. The effects of this hedging activity, if any, are reflected in sales or in the cost of inventories and flow through the Consolidated Statements of Operations as the associated products are sold. As of September 30, 1995 the Company held contracts for FCOJ futures with unrealized gains of approximately $86,000 which would have been realized if said positions had been prematurely liquidated on that date. These unrealized gains are based upon the closing market price of equivalent futures obligations and do not necessarily represent prices at which the Company expects to sell the FCOJ.

      Gross profit from the sale of the Company's packaged citrus juice products increased approximately $459,000 during fiscal 1995 compared to the prior year. Increases in prices of these products sold accounted for an increase in gross profit of approximately $471,000. This increase was reduced approximately $12,000 as a combined result of lower volumes and lower costs.

     Gross profit from the sale of the Company's non-orange packaged juices and drink base products increased approximately $58,000 as a combined result of price and cost of production decreases on higher volumes.

      The sale of the Company's by-products provided an increase in gross profit of approximately $2,136,000 during fiscal 1995 compared to the prior year. This increase was the result of increases in gross profit of approximately $4,343,000 due to higher prices and increased volume of sales partially offset by increased costs of approximately $2,207,000.

      Gross profit from storage, handling and other activities increased by approximately $1,751,000 due to increases in volume of these activities, offset by some operating cost increases.

GROVE MANAGEMENT DIVISION Grove Management gross profit decreased approximately $60,000 during fiscal 1995 compared to the prior year. Gross profit decreased approximately $117,000 as a result of a decrease in the volume of fruit sold to third party packers and
processors.   Partially offsetting this decrease was an increase in
gross profit from grove caretaking of approximately $40,000 compared to the prior year. The decrease was further offset by an increase in gross profit from harvesting activities of approximately $17,000 due to a higher volume of boxes harvested.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses increased approximately $546,000 or 13.5% for fiscal 1995 compared to the prior year. Of this increase approximately $569,000 resulted from an increase in salary and benefit costs compared to the prior year. Offsetting this increase was a reduction in other costs of approximately $23,000 compared to the prior year.

        GAIN/(LOSS) ON DISPOSITION OF PROPERTY AND EQUIPMENT

     The gain on the disposition of property and equipment increased approximately $542,000 for the fiscal year ended September 30, 1995 compared to the prior year. The principal reason for this increase was a gain of approximately $453,000 on the involuntary conversion of certain assets. (See Note

8 "Nonrecurring Gains and Losses" of the Notes to the Consolidated Financial Statements.) There was no comparable activity in the prior year.

                                OTHER

      Other costs increased approximately $183,000 in fiscal 1995 compared to the prior year as a result of a charge for a valuation adjustment of certain idle properties of approximately $591,000. This charge was partially offset by business interruption insurance proceeds received of approximately $450,000 for losses incurred from the previously mentioned involuntary conversion. (See Note 8 "Nonrecurring Gains and Losses" of the Notes to the Consolidated Financial Statements.) There was no comparable activity in the prior year.

                          INTEREST EXPENSE

      Interest expense decreased by approximately $73,000 or 4.4% in fiscal year 1995 compared to the prior year. The primary reason for this decrease was a reduction of approximately $101,000 due to an increase in interest income earned during fiscal 1995. Additionally, interest on outstanding debt decreased approximately $43,000 due to lower outstanding balances and capitalized interest increased approximately $22,000. Also, amortization of deferred loan costs and other related expenses decreased approximately $43,000 during fiscal year 1995. Offsetting these reductions was an increase of approximately $136,000 due to an increase in interest rates during fiscal year 1995 as compared to the prior year.

                      OTHER SIGNIFICANT EVENTS

     As previously mention, the USDA has announced an anticipated Florida crop of approximately 202,000,000 boxes of round oranges for the 1995-96 season. In December 1995 the USDA revised this estimate to approximately 204,000,000 boxes of round oranges.

     The Company's sales or costs were not impacted significantly by the effects of general price level inflation during fiscal 1995.

FISCAL 1994 VERSUS FISCAL 1993

      The discussion that follows is based on the Consolidated Statements of Operations and compares the results of the Company's continuing operations for the year ended September 30, 1994 to the Company's continuing operations for the year ended September 30, 1993.

      The following table reflects changes in sales, cost of sales and gross profit by division and other changes in the Statements of Operations through net income from continuing operations between the respective periods. The respective statements have excluded sales, cost of sales, gross profit, selling, general and administrative expenses, interest expense and all other items of profit and loss related to the Petroleum Division. (See Note 9 of the Notes to the Consolidated Financial Statements "Discontinued Operations".)


    Year Ended September 30, 1994 vs. Year Ended September 30, 1993
                       Increases/(Decreases)
                           (in thousands)
                                                  Cost of
                                                  Goods      Net
                                       Sales       Sold      Change
 Beverage Division                     $4,545     $3,189     $1,356
 Grove Management Division                273        178         95
                                       ------     ------     -------
 Continuing operations                 $4,818     $3,367      1,451
                                       ======     ======
 Other costs and expense, net:
      Selling, general, and administrative  . . . . . . .       (56)
      Gain on disposition of property and equipment
      and property held for disposition . . . . . . . . .       342
      Other expense   . . . . . . . . . . . . . . . . . .       263
 Interest . . . . . . . . . . . . . . . . . . . . . . . .       127
                                                             -------
 Income from continuing operations. . . . . . . . . . . .     2,127
 Provision for income taxes from continuing operations  .      (954)
                                                             -------
 Net income from continuing operations  . . . . . . . . .    $1,173
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

BEVERAGE DIVISION  The Beverage Division sales increased approximately
$4,545,000 during fiscal 1994 compared to the prior year.   Revenues
from the sale of the Company's bulk citrus juice products increased approximately $4,780,000 as a result of offsetting increases and decreases. Prices for the bulk citrus juice products increased approximately $5,847,000 during fiscal 1994 compared to the prior year. These higher prices were primarily a result of a somewhat smaller Florida crop from the 1993-94 season of approximately 174,200,000 boxes of oranges compared to the 1992-93
crop of approximately 186,500,000 boxes of oranges.   The Florida citrus
industry is highly cyclical, subject to varying weather conditions and other natural phenomena, sometimes creating fluctuations in economic conditions
and opportunities.   The price increases were partially offset by a
sales decrease in bulk citrus juice products of approximately $1,067,000 during fiscal 1994 as a result of a decrease in volume of bulk citrus juice sales.

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

      The Company's non-orange and drink base sales increased approximately
$750,000 during fiscal 1994 compared to the prior year.   The volume of sales
of these non-orange and drink base products increased approximately $1,294,000 principally as a result of increased sales of the Company's new line of drink base products acquired with the purchase of International
Fruit, Inc.   This increase in volume was partially offset by price
decreases of approximately $544,000 on these products during fiscal 1994 compared to the prior year.

      Revenues from the sale of the Company's by-products, including feed, pulp cells, and citrus oils, increased approximately $2,516,000 as a result of a higher volume of by-products being sold during fiscal 1994 compared to the prior year due primarily to increased production.

      Storage, handling, processing citrus for customers under contract, and other revenues decreased approximately $697,000 principally as a result of decreased volume during fiscal 1994 compared to the prior year.

GROVE MANAGEMENT DIVISION Grove Management Division sales increased approximately $273,000 or 7.1% during fiscal 1994 compared to the prior
year.   The principal increase of approximately $188,000 resulted from the sale of fruit to third party packers and processors primarily from higher prices compared to the prior year. Additionally, revenues from grove caretaking and harvesting activities increased approximately $85,000 during fiscal 1994 compared to the prior year.

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

BEVERAGE DIVISION The gross profit of the Company's Beverage Division increased approximately $1,356,000 during fiscal 1994 compared to the prior year. The principal increase of approximately $1,474,000 resulted from the sale of bulk citrus juice products
during fiscal 1994 compared to the prior year.   Of  this  amount,
price increases on these products accounted for an increase in gross profit of approximately $5,847,000, which in part resulted from the somewhat smaller 1993-94 Florida crop previously mentioned compared
to the prior  year.   Partially offsetting these increases were
decreases in gross profit of approximately $4,373,000 as a combined result of higher cost of raw fruit and concentrate used in the production of bulk citrus juices and lower volumes sold compared to the prior year. The higher costs were due in part to the prior year's lower cost carryover inventory being depleted during the second quarter of fiscal 1994 and fiscal 1994's higher cost inventory beginning to be utilized.

      The Company has in the past utilized and may in the future utilize the FCOJ futures market to hedge fruit inventory, anticipated requirements and sales commitments of FCOJ. The effects of this hedging activity, if any, are reflected in sales or the cost of inventories and flow through the Consolidated Statements of Operations as the associated products are sold. As of September 30, 1994 the Company held contracts for FCOJ futures with unrealized gains of approximately $132,000 which would have been realized if said positions would have been prematurely liquidated on that date. These unrealized gains are based upon the closing market price of equivalent futures obligations on that date and do not necessarily represent prices at which the Company expected to sell the FCOJ.

     Gross profit on the sale of packaged citrus juice products sold primarily to the food service industry decreased approximately $133,000
during fiscal 1994 compared to the prior year.   The principal decrease
resulted from a decrease in the volume of these products of approximately $722,000 compared to the prior year. Partially offsetting this decrease was an increase in gross profit of approximately $589,000 as a combined result of higher prices and lower conversion costs during fiscal 1994 compared to the prior year.

      The gross profit from the sale of the Company's non-orange and drink base products increased approximately $523,000 during fiscal 1994
compared to the prior year.   This increase was principally as a
result of lower costs of production of approximately $1,152,000 partially offset by a decrease in the price of these products of approximately $544,000. Additionally, reduced volumes in fiscal 1994 decreased gross profit approximately $85,000 compared to the prior year.

      By-products, including feed, pulp cells, and citrus oils, provided an increase in gross profit of approximately $1,957,000 during fiscal 1994 as a result of increased volume and lower costs of production.
Gross profit from storage, handling, and other activities decreased approximately $426,000 during fiscal 1994 principally as a result of decreased activity compared to the prior year.

      At the end of the third quarter of fiscal 1994 the Company provided for a write-down of approximately $1,547,000 to its various bulk inventories as a net realizable value adjustment relative to the anticipated market prices for these products as of June 30, 1994. Market prices are highly sensitive to crop sizes as well as other factors such as weather and competition from foreign crops. Additionally, during the fiscal year ended September 30, 1994 the Company recognized approximately $492,000 in losses on long positions in excess of anticipated purchase requirements.

GROVE MANAGEMENT DIVISION Grove Management Division gross profit increased approximately $95,000 or 11.1% during fiscal 1994 compared to the prior year. The principal increases of approximately $76,000 and $67,000 resulted from the sale of fruit to third party packers and processors and the Company's grove caretaking activities. Partially offsetting these increases was a decrease of approximately $48,000 in harvesting gross profit during the fiscal 1994 compared to the prior year.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling0, general and administrative expenses increased approximately $56,000 or 1.4% for fiscal 1994 compared to the prior year. Of this increase approximately

$187,000 resulted from an increase in labor costs compared to the prior year. Offsetting this increase was a reduction in other costs of approximately $131,000 compared to the prior year.

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

                                OTHER

      Other costs decreased approximately $263,000 in fiscal 1994 compared to the prior year as a result of a charge-off of certain current assets in fiscal 1993 for which there was no comparable charge during fiscal 1994.

                          INTEREST EXPENSE

     Interest expense decreased by approximately $127,000 or 7.0% in fiscal 1994 compared to the prior year. The primary reason for this decrease was a reduction of approximately $813,000 due to lower
interest rates during fiscal 1994.   Additionally, interest capitalized
during fiscal 1994 increased approximately $157,000 compared to the prior year. Also, amortization of deferred loan costs and other related expenses decreased approximately $113,000 during fiscal 1994 as compared to the prior year. Offsetting these reductions was an increase of approximately $956,000 which resulted from an increase in the outstanding principal balance during fiscal 1994.

                      OTHER SIGNIFICANT EVENTS

      As of September 30, 1994 the Company sold all of its stock in
Frank Carroll Oil  Company ("FCOC").   The Company continued to
operate FCOC throughout fiscal 1994 while it negotiated for that sale.

     The Company's sales or costs were not impacted significantly by the effects of general price level inflation during fiscal 1994.

                   LIQUIDITY AND CAPITAL RESOURCES

      The Company's Bartow processing plant normally operates from early November through late May or June. While the plant is in operation, the inventory of processed juice increases to a level which will cover anticipated deliveries until the following November
when the plant begins operation again.   The Company's working
capital credit facility is generally utilized to finance these inventories. Borrowings under this credit facility normally peak in late May or June. The Company began processing activities for the 1994-95 season in early November and completed processing of fruit in May.

      The Company's ability to generate cash adequate to meet its needs, including the refinancing of its inventories and trade receivables, has been supported primarily by cash flow from operations and periodic borrowings under its $40 million credit
facility.   This  facility is secured principally by most of the
Company's current assets.  The outstanding balance at September 30,
1995
was approximately $17,094,000 and approximately $12,353,000 of
additional borrowings were available under this  facility.   As of
January 27, 1995 the facility was increased from $30 million to
$40 million.   The interest rate is variable based upon the
financial institution's cost of funds plus a margin. The terms of this agreement call for repayment of the principal amount in January 1997; accordingly, it is classified as long-term. As of November 30, 1995, the Company's outstanding balance was approximately $18,983,000 and approximately $13,376,000 of additional borrowings were available under this facility. The Company anticipates that the working capital facility will be adequately serviced with cash proceeds from operations.

      Additionally, as of September 30, 1995 the Company had a $6 million short-term capital revolving credit facility to provide interim financing for capital projects. As of September 30, 1995 there was no outstanding balance on this facility. The interest rate on this facility is variable based upon the financial institution's cost of funds plus a margin.

      Current assets decreased approximately $4,602,000 as of September 30, 1995 compared to the fiscal year ended September 30, 1994. The principal component of this was a decrease in inventories of approximately $7,484,000 in the current year due to the Company's
increased sales previously  mentioned.   The  Company's accounts
receivable balance increased approximately $2,498,000 compared to the prior fiscal year. There was an increase in cash and short-term cash investments of approximately $80,000 and advances on fruit purchases increased approximately $312,000 to approximately $787,000.

      Current liabilities decreased approximately $2,709,000 during fiscal 1995 compared to the fiscal year ended September 30, 1994.
The principal component of this decrease was a $4,000,000 payment of short-term borrowings as previously mentioned. There was an increase of approximately $1,333,000 in accounts payable and accrued liabilities as a result of incidental differences in the timing of the payment of participation and various trade accounts. Also the current portion of long-term debt decreased approximately $42,000.

      At September 30, 1995 the Company's outstanding long-term debt was approximately $31,252,000 including the working capital facility of approximately $17,094,000. In addition, current installments of long-term debt were approximately $2,094,000 with the remaining amounts due on various dates over the subsequent thirteen years. The Company anticipates that amounts due over the next twelve months will be paid out of working capital. At September 30, 1995, the Company was in compliance with its loan covenants.

      The Company completed the installation of new irrigation
systems for 2,187 acres of Company-owned Joshua, Polk County and Bermont groves during fiscal 1995 at a cost of approximately $1,811,000. Irrigation improvements to an additional 1,084 acres
are currently under  construction.    Additional expenditures of
approximately $2,964,000 were made during the current year primarily for the purpose of improving the efficiency and capacity of the
Bartow processing facility. Also during fiscal 1995 expenditures of approximately $1,052,000 were made for grove operations equipment other
than for irrigation.   The Company anticipates that these improvements
will be financed principally from working capital or by securing additional funds under existing mortgages.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX

                                                                Pages

(1) Financial statements.

    The  Company's Financial Statements included  in  Item  8
    hereof, as required at September 30, 1995, 1994 and 1993.

    Report of Independent Certified Public Accountants            25

    Consolidated Balance Sheets                                   26

    Consolidated Statements of Operations                         27

    Consolidated Statements of Cash Flows                         28

    Consolidated Statements of Stockholders' Equity               29

    Notes to Consolidated Financial Statements                    30-41

(2) Financial   Statement   Schedule.   Financial   Statement
    Schedule of the Company appended hereto, as required at September 30, 1995, 1994 and 1993.

    Schedule VIII-Allowance for Doubtful Accounts                 42

(3) All   other   schedules  to  the  Consolidated  Financial
    Statements required by Article 12 of Regulation  S-X  are
    not   required  under  the  related  instruction  or  are
    inapplicable and therefore have been omitted.

                     INDEPENDENT AUDITORS REPORT



The Board of Directors and Stockholders
Orange-co, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Orange-co, Inc. and subsidiaries as of September 30, 1995, and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1995. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 8 (2) herein. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management.
Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orange-co, Inc. and subsidiaries as of September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG Peat Marwick LLP
---------------------
KPMG Peat Marwick LLP



Orlando, Florida
December 1, 1995


                  ORANGE-CO, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994
                           (in thousands)

                                               September 30,   September 30,
                                                   1995            1994

     ASSETS
 Current assets:
  Cash and cash equivalents                    $    845        $    765
  Receivables                                     9,617           7,119
  Advances on fruit purchases                       787             475
  Inventories                                    36,067          43,551
  Prepaid and other                                  33              41
                                               ---------       ---------
     Total current assets                        47,349          51,951
                                               ---------       ---------
 Property and equipment, net                    107,785         101,266
                                               ---------       ---------
 Other assets:
  Excess of cost over net assets of acquired
   companies                                     11,778          12,155
  Property held for disposition                     692           1,864
  Other                                           3,408           2,168
                                               ---------       ---------
     Total other assets                          15,878          16,187
                                               ---------       ---------
     Total assets                              $171,012        $169,404
                                               =========       =========
     LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
  Current installments on long-term debt       $  2,094        $  2,136
  Note payable to bank                              -             4,000
  Accounts payable                                4,394           4,258
  Accrued liabilities                            11,318          10,121
                                              ----------       ---------
     Total current liabilities                   17,806          20,515
 Deferred income taxes                           21,585          19,317
 Other liabilities                                  437             276
 Long-term debt                                  31,252          38,499
                                              ----------       ---------
     Total liabilities                           71,080          78,607
                                              ----------       ---------
 Stockholders' equity:
  Preferred stock,  $.10  par  value,
   10,000,000 shares  authorized, none issued
  Common stock, $.50 par value, 30,000,000
   shares authorized, 10,349,399 shares issued    5,175           5,175
  Capital in excess of par value                 71,417          71,417
  Retained earnings                              23,823          14,688
                                              ---------        ---------
                                                100,415          91,280
 Less:
  Treasury stock, at  cost:  50,924 at
   September 30, 1995 and 1994                    (483)           (483)
                                              ---------       ---------
     Total stockholders' equity                 99,932          90,797
                                              ---------       ---------
     Total liabilities and stockholders'
      equity                                  $171,012        $169,404
                                              =========       ==========


The accompanying notes are an integral part of the financial statements.


                  ORANGE-CO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
                (in thousands except per share data)

                                              1995      1994     1993

 Sales                                        $111,325  $76,756  $71,938
 Cost of sales                                  91,211   65,646   62,279
                                              --------- -------- --------
   Gross profit                                 20,114   11,110    9,659
 Other costs and expenses, net:
  Selling, general and administrative           (4,597)  (4,051)  (3,995)
  Gain on disposition of property and
   equipment and property held for disposition   1,026      484      142
  Other                                           (147)      36     (227)
 Interest                                       (1,620)  (1,693)  (1,820)
                                              --------- -------- --------
 Income from continuing operations before
  income tax                                    14,776    5,886    3,759
 Income tax expense                              5,641    2,493    1,539
                                              --------- -------- --------
 Net income from continuing operations           9,135    3,393    2,220
                                              --------- -------- --------
 Discontinued operations:
  Loss from operations of discontinued
   Petroleum Division, net of applicable
   income tax (benefit) of $(71) and $(13)         -       (116)     (22)
  Gain(loss) on disposal of Petroleum
   Division, net of 1994 tax(benefit)
   of $(134)                                       -         68     (513)
                                             ---------- -------- --------
  Loss from discontinued operations                -        (48)    (535)
                                             ---------- -------- --------
 Net income before extraordinary item            9,135    3,345    1,685
 Extraordinary (loss):
  Early extinguishment of debt (loss net
   of applicable tax benefit of $366)              -        -       (597)
                                             ---------- -------- --------
 Net income                                  $   9,135  $ 3,345  $ 1,088
                                             ========== ======== ========
 Income(loss) per common and common
  equivalent shares:
  Continuing operations                      $    .89  $    .33  $   .22
                                             --------- --------- --------
  Discontinued operations                    $    -    $   (.01) $  (.05)
                                             --------- --------- --------
  Extraordinary (loss)                       $    -    $    -    $  (.06)
                                             --------- --------- --------
  Net income                                 $    .89  $    .32  $   .11
                                             ========= ========= ========
 Average number of common and common
  equivalent shares outstanding                10,298    10,299   10,293
                                             ========= ========= ========

The accompanying notes are an integral part of the financial statements.


                  ORANGE-CO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
                           (in thousands)
(S>
                                                 1995        1994       1993
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                       $  9,135   $ 3,345   $1,088
                                                  ---------  --------  -------
 Adjustments to reconcile net income to net
  cash provided by (used  for) operating
  activities:
 Depreciation and amortization                       4,300     3,970    3,444
 Deferred income taxes                               2,268     1,981    1,160
  Provision for disposal of Petroleum Division         -         -        513
  Provision for disposal of OrancoMex                  591       -        -
  Gain on disposition of property and
   equipment and property held for disposition      (1,026)     (484)    (137)
  Loss on sale of Petroleum Division                   -          66      -
 Change in assets & liabilities:
  (Increase) in receivables                         (2,498)   (1,212)  (2,788)
  Decrease(increase) in advances on fruit
   purchases                                          (312)    1,662   (1,740)
  Decrease(increase) in inventory                    7,484   (23,091)   2,364
  Decrease(increase) in prepaids and other               8        44      (25)
  Increase in accounts payable and accrued
   liabilities                                       1,333     1,478    3,047
  Other, net                                          (890)     (924)    (710)
                                                  ---------  --------  -------
 Total adjustments                                  11,258   (16,510)   5,128
                                                  ---------  --------  -------
 Net cash provided by (used for) operating
  activities                                        20,393   (13,165)   6,216
                                                  ---------  --------  -------
 CASH FLOWS FROM INVESTING ACTIVITIES:

 Proceeds from sale of property & equipment            857     1,514       65
 Increase in note & mortgage receivables             (346)     (284)    (136)
 Additions to property & equipment                 (10,249)  (11,187)  (7,124)
 Proceeds from sale of property held for
  disposition                                          714        46      163
                                                  ---------  --------  -------
 Net cash used for investing
  activities                                        (9,024)   (9,911)  (7,032)
                                                  ---------  --------  -------
 CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from (payments on) long-term debt         (7,289)   18,770   (2,046)
 Proceeds from (payments  on) notes payable,
  bank                                              (4,000)    4,000      -
 Issuance of treasury stock                            -         -        274
                                                  ---------  --------  -------
 Net cash provided by (used for) financing
  activities                                       (11,289)   22,770   (1,772)
                                                  ---------  --------  -------
 NET INCREASE/(DECREASE) IN CASH                        80      (306)  (2,588)

 CASH AND CASH EQUIVALENTS AT BEGINNING  OF
  PERIOD                                               765     1,071    3,659
                                                  ---------  --------  -------
 CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                          $    845   $   765   $1,071
                                                  =========  ========  =======

The accompanying notes are an integral part of the financial statements.


ORANGE-CO, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
                                 (in thousands)

                              Capital in                          Total
               Common  Stock  Excess of  Retained Treasury Stock  Stockholder's
               Shares  Amount Par Value  Earnings Shares   Amount Equity
 Balance at Sept.
  30, 1992      10,349  $5,175 $71,417    $10,454   101     $(956)  $86,090

 Issuance of
 treasury stock    -       -       -         (199)  (51)      473       274
 Net Income        -       -       -        1,088   -         -       1,088
                ------  ------ -------    --------  ----    ------  -------
 Balance at Sept.
 30, 1993       10,349  $5,175 $71,417    $11,343    50     $(483)  $87,452

 Purchase of
 treasury stock    -       -       -          -       1       -         -
 Net Income        -       -       -        3,345   -         -       3,345
                ------  ------ -------    -------   ---     ------  -------
 Balance at Sept.
 30, 1994       10,349  $5,175 $71,417    $14,688    51      $(483)  $90,797

 Net Income        -       -       -        9,135   -          -       9,135
                ------  ------ -------    --------  ---      ------  -------
 Balance at Sept.
 30, 1995       10,349  $5,175 $71,417    $23,823    51      $(483)  $99,932
                ======  ====== =======    =======   ===      ======  =======

     The accompanying notes are an integral part of the financial statements

                 ORANGE-CO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies:

      Description of Operations - Orange-co, Inc. and Subsidiaries (the "Company"), a 51% owned subsidiary of Ben Hill Griffin, Inc. and an affiliate, is principally engaged in growing and processing citrus products as well as packaging and marketing these products and other beverages.

      During the year ended September 30, 1995, the Company had two customers who individually accounted for approximately 21.0% and 14.9% of its citrus segment sales. During the year ended September 30, 1994, the Company had two customers who individually accounted for approximately 30.9% and 10.3% of its citrus segment sales. During the year ended September 30, 1993, the Company had one customer who accounted for approximately 25.9% of its citrus segment sales.

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

      The Company has in the past utilized and may in the future utilize the frozen concentrated orange juice (FCOJ) futures market to hedge inventories, anticipated inventory requirements, and sales
commitments.   The results of these transactions, designated and
effective as hedges, if any, are reflected in sales or in the cost of inventories and flow through the Consolidated Statements of Operations as the associated products are sold.

     Property Held for Disposition - Property held for disposition includes certain idle facilities (including land) which are recorded at amounts not in excess of their estimated net realizable value.
The balances as of September 30, 1995 and 1994 are net of a valuation allowance of approximately $3,038,000 and $2,812,000 respectively.
The charges related to this allowance are included in other expense for the year ended September 30, 1995 and in the provision for restructuring and other non-recurring items in the Consolidated Statements of Operations for the year ended September 30, 1992 and earlier.

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

     Costs pertaining to planting and caretaking of citrus trees are initially capitalized and then, after the trees reach fruit- producing age, depreciated over the estimated life of the trees.

      Maintenance, repairs and minor renewals are charged to expense as incurred while major renewals and improvements are capitalized. The cost and related allowance for depreciation or amortization of assets sold or otherwise disposed are removed from the related accounts and the resulting gains or losses are reflected in operations.

      Excess of Cost Over Net Assets of Acquired Companies   -   The
excess of the aggregate purchase price over the fair value of net assets acquired is recorded at cost less accumulated amortization of approximately $3,297,000 as of September 30, 1995 and $2,920,000 as of September 30, 1994. Amortization is recognized over a 40-year period using the straight-line method. Management has evaluated the Company's excess of cost over net assets of its acquired companies and has determined that no adjustment is necessary as no material
impairment has occurred in the opinion of the Company.   In taking
this assessment the Company employs various methods including comparing the carrying value of associated assets to their net realizable value and analysis of anticipated profitability depending upon the facts and circumstances.

     Cash and Cash Equivalents - Cash and cash equivalents consist principally of cash, time deposits and interest bearing investments
with maturities of three months or less.   For purposes of the
Consolidated Statements of Cash Flows, all highly liquid investments are considered to be cash equivalents.

      Earnings Per Share - Net income per share is computed by dividing net income by the weighted average number of common and common stock equivalents issued and outstanding during the period.

       Reclassifications    -   Certain accounts may have been
reclassified in the 1994 and 1993 financial statements to conform to the 1995 financial statement presentation.

      Postretirement Benefits   -   In December 1990, the Financial
Accounting Standards Board issued Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("FAS No.
106").   As of September 30, 1995 the Company had no postretirement benefits which required disclosure under the guidelines of FAS No.
106.

     Acquisition of International Fruit, Inc. - In August 1993 the Company purchased 100% of the outstanding capital stock of International Fruit, Inc. The purchase price is based upon 12% of collected net sales during the first four years following the purchase date. Proforma effects of this acquisition for fiscal 1993 as of the beginning of that period are considered immaterial.


     Income Taxes - The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Financial Instruments Fair Value, Credit Risks, And Off-Balance Sheet Risk - The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximates fair market value due to the short-term maturity of these financial instruments. The fair value of notes receivable is not considered practical to estimate due to the nature of the accounts, the lack of a market available to approximate their fair value and their immateriality. The carrying value of the variable rate long-term debt approximates fair value due to frequent repricing. The fair value of the fixed rate long-term debt is estimated using discounted cash flows based upon the incremental borrowing rates currently available to the Company for mortgage loans with similar remaining terms and maturity.

                           Carrying Amount of      Fair Value of
   September 30, 1995      Asset/(Liability)      Asset/(Liability)
                                          (in thousands)
(S>
 Cash and cash equivalents         $   845             $   845
 Accounts and notes receivable      10,418              10,418
 Accounts and notes payable          4,394               4,394
 Variable rate long-term debt       17,094              17,094
 Fixed rate long-term debt
  with financial institutions       15,900              14,888
 Other Long-term debt                  352                 352


      As of September 30, 1995 the Company was subjected to a concentration of credit risk as a result of 12.8% of its trade accounts receivable being due from companies affiliated with a
common ownership.   No collateral is required on these trade
receivables due to collection experience and trade practices. Additionally, the Company's accounts receivable are concentrated
generally in the beverage and food service industries.   Management
believes the allowance for doubtful accounts is adequate under the circumstances.

      As of September 30, 1995 the Company held contracts for FCOJ futures positions totaling approximately $8,227,000 with unrealized gains of approximately $86,000. Exposure to off-balance sheet risk related to these positions results from market fluctuations of FCOJ future prices relative to the Company's open positions. Cash deposits requirements with brokers as of September 30, 1995 totaled $245,000 and vary with market price fluctuations.

2.   Receivables:

      The major components of receivables as of September 30, 1995 and 1994 are summarized as follows (in thousands):

                                                       1995       1994
 Trade receivables                                   $ 8,716     $5,847
 7%-12.9% mortgage and promissory notes receivable     1,429      1,125
 Deposits with brokers, net                              394        255
 Other                                                   677      1,033
 Allowance for doubtful accounts                        (798)      (686)
                                                     --------    -------
 Net receivables                                      10,418      7,574
 Less non-current portion                                801        455
                                                     --------    -------
 Current receivables                                 $ 9,617     $7,119
                                                     =======     =======

3.   Inventories:

      The major components of inventory as of September 30, 1995 and 1994, are summarized as follows (in thousands):

                             1995         1994
 Finished goods            $24,086      $34,201
 Fruit-on-tree inventory     7,952        6,982
 Other                       4,029        2,368
                           -------      -------
 Total                     $36,067      $43,551
                           =======      =======

4.   Property and Equipment:

      The major components of property and equipment as of September
30, 1995 and 1994 are summarized as follows (in thousands):


                                                             Estimated
                                          1995       1994    Useful Life
                                                             Years
                                      (C>
 Land and improvements                 $  5,466   $  5,313   5 to 30
 Citrus groves                           90,002     86,598  15 to 40
 Buildings and improvements               6,913      6,881  10 to 33
 Machinery and equipment                 37,177     33,705   3 to 20
 Construction in progress                 3,505        989
                                       --------   --------
                                        143,063    133,486
 Less accumulated depreciation and
  amortization                           35,278     32,220
                                       --------   --------
 Total                                 $107,785   $101,266
                                       ========   ========

      The Company leases equipment under both short and long term
operating leases.   Future minimum obligations under these leases
with initial or remaining lease terms in excess of 1 year for the years ended September 30, are as follows:

 1996         $822,000
 1997         $158,000
 1998         $131,000
 1999         $131,000
 2000         $106,000

      Rent expense charged to operations amounted to approximately
$1,160,000 for the year ended September 30, 1995, $1,217,000 for the year ended September 30, 1994, and $1,442,000 for the year ended
September 30, 1993.


                             -33-


5.   Accrued Liabilities:

     The major components of accrued liabilities as of September 30, 1995 and 1994 are summarized as follows (in thousands):

                                    1995       1994
 Taxes                             $ 1,046    $ 1,399
 Amounts due inventory suppliers     6,904      6,000
 Other                               3,368      2,722
                                   -------    -------
 Total                             $11,318    $10,121
                                   =======    =======

6.   Income Taxes:

      Total income tax expense for the years ended September 30, 1995, 1994 and 1993 was allocated as follows (in thousands):

                                      1995         1994          1993
 Income from continuing operations   $5,641       $2,493        $1,539
 Discontinued operations                -           (205)          (13)
 Extraordinary item                     -            -            (366)
                                     ------       -------       -------
 Total                               $5,641       $2,288        $1,160
                                     ======       =======       =======

      Income tax expense attributable to income from continuing operations for the years ended September 30, 1995, 1994 and 1993 consists of the following (in thousands):

                                    Current   Deferred   Total
 Year ended September 30, 1995
  U.S. federal                      $3,334     $2,047    $5,381
  State and local                       39        221       260
                                    ------     ------    ------
 Total                              $3,373     $2,268    $5,641
                                    ======     ======    ======
 Year ended September  30,1994
  U.S. federal                      $  364     $1,782    $2,146
  State and local                       14        333       347
                                    ------     ------    ------
 Total                              $  378     $2,115    $2,493
                                    ======     ======    ======
 Year ended September  30,1993
  U.S. federal                      $  321     $1,070    $1,391
  State and local                       34        114       148
                                    ------     ------    ------
 Total                              $  355     $1,184    $1,539
                                    ======     ======    ======


      Income tax expense attributable to income from continuing operations was $5,641,000, $2,493,000, and $1,539,000 for the years ended September 30, 1995, 1994, and 1993, respectively, and differs from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations as a result of the following (in thousands):

                                           1995      1994      1993
 Computed "expected" tax expense          $5,024    $2,001    $1,278
 Increase (reduction) in income
  taxes resulting from:
  Change in the beginning-of-the-year
   balance of the valuation allowance
   for deferred tax assets allocated
   to income tax expense                     222       -         -
  Loss on foreign operations                  40        92        54
  Amortization of goodwill and other         103       133       137
  State and local income taxes, net
   of Federal income tax benefit             247       229       159
  Other, net                                   5        38       (89)
                                          ------    ------    -------
  Total                                   $5,641    $2,493    $1,539
                                          ======    ======    =======


      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1995 and 1994 are presented  below (in thousands):
                                                  1995        1994
 Deferred tax assets:
  Allowance for doubtful accounts              $    300    $    258
  Capitalized inventory costs                        45         -
  Reserve on carrying value of property
   held for disposition                             258         326
  Accrued reserves and expenses                     916         996
  Valuation reserve                               1,351       1,129
  Net operating loss carryforwards                2,181       4,155
 Investment tax credit carryforwards              1,703       1,703
  Alternative minimum tax credit carryforwards      606         735
                                               ---------   ---------
 Total gross deferred tax assets                  7,360       9,302
  Less valuation allowance                       (3,054)     (2,832)
                                               ---------   ---------
 Net deferred tax assets                          4,306       6,470
                                               ---------   ---------
 Deferred tax liabilities:
  Plant and equipment, principally due to
   allocation of purchase price of businesses
   acquired and to differences in depreciation
   and capitalized interest                     (24,880)    (24,070)
  Fruit-on-tree inventory                          (832)     (1,665)
  Other                                            (179)        (52)
                                               ---------   ---------
  Total gross deferred tax liabilities          (25,891)    (25,787)
                                               ---------   ---------
  Net deferred tax liability                   $(21,585)   $(19,317)
                                               =========   =========


      The valuation allowances for deferred tax assets as of September
30, 1993 was $3,193,000. The net change in the total valuation allowance for the years ended September 30, 1995 and 1994 was an increase of $222,000 and a decrease of $361,000, respectively. The Company anticipates that the net operating loss carryforward at September 30, 1995 will be utilized by the reversal of timing differences.

      Income taxes paid amounted to approximately $3,460,000, $321,000 and $52,000 for the years ended September 30, 1995, 1994 and 1993 respectively.

      For tax reporting purposes as of September 30, 1995, the Company has unused net operating loss carryforwards of approximately $5,795,000 and investment tax credit carryforwards of approximately $1,703,000 which expire in varying amounts through the year 2002.
In addition, the Company has alternative minimum tax credit carryforwards of approximately $606,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

7.   Notes Payable to Banks and Long-term Debt:

      Notes payable to banks and long-term debt as of September 30, 1995 and 1994 consisted of the following (in thousands):


                                                  1995         1994
 Mortgage  notes payable bearing  interest
 6.9%  due in varying installments through      $15,190      $17,150
 2003

 Working capital line of credit bearing a
 variable rate of interest based upon the
 financial institution's cost of funds due
 in January 1997                                 17,094       20,977

 Revolving line of credit bearing a
 variable rate of interest based upon the
 financial institution's cost of funds due
 in January 1996                                    -          4,000

 Mortgage note payable bearing interest at
 7% due semi-annually, principal due
 annually through January 2009                      710        2,118

 Grove purchase installment notes, bearing
 interest at 7% to 8% due in varying
 installments through May 2000                      352          390
                                                -------      -------
                                                $33,346      $44,635

 Less current installments on long-term
 debt and note payable to banks                   2,094        6,136
                                                -------      -------
 Total                                          $31,252      $38,499
                                                =======      =======

      Principal payments for the years subsequent to  1996  are  as follows (in thousands):
 1997            $19,188
 1998            $ 5,695
 1999            $ 1,288
 2000            $ 1,261
 Thereafter      $ 3,820

      As of September 30, 1995 the Company had a $40 million working capital facility with an outstanding balance of $17,094,000 with additional available borrowings of approximately $12,353,000. As of September 30, 1995 the Company also had additional available short-term borrowing of $6,000,000 under its revolving line of credit.

      In June of 1988, the Company entered into an agreement with a lender to borrow $20 million to be repaid in varying principal amounts through June of 1998. Of this, $10 million was at a fixed rate of 10.7% and $10 million was at a variable rate of 5/8 of 1%
over the prime rate.   In April 1993 the Company refinanced the
remaining balance of $15,425,000 at lower rates and an extended
repayment schedule.   Simultaneously the Company also refinanced
approximately $3,257,000 of fixed rate 10.5% debt originating in
1986.   The new debt has an initial term of five years at a fixed
rate of 6.9%, with even quarterly principal payments on a 10 year amortization. The total amount refinanced including $903,438 of the early termination fees mentioned below was approximately $19.6 million. The associated early termination fees related to the fixed rate debt and the then $20 million working capital facility totaling approximately $963,438 net of tax benefit of approximately $366,000 are accounted for as an extraordinary item in the Company's Consolidated Statements of Operations for the year ended September 30, 1993.

      Interest paid net of amounts capitalized was approximately $1,670,000, $1,724,000, and $1,784,000, for the years ended
September 30, 1995, 1994, and 1993, respectively.    Interest
capitalized was approximately $661,000, $543,000, and $386,000 for the years ended September 30, 1995, 1994 and 1993, respectively.

8. Nonrecurring Gains and Losses

      The Company incurred property damage as a result of a fire during the third quarter of fiscal 1995 which destroyed certain
equipment at the Bartow processing facility.   This event did not
materially affect the continuing operations of the Company.  The
Company maintains insurance for both property damage at replacement value and business interruption applicable to its production facilities. As a result the Company has been awarded approximately $903,000 to date, including $453,000 in excess of book value for property damage during the third quarter of fiscal 1995 which is included in "Gain on disposition of property and equipment" and $450,000 during the fourth quarter of fiscal 1995 for business interruption which is included in "Other" on the Consolidated Statement of Operations.

      Additionally the Company provided an additional charge of $591,000 during the fourth quarter of fiscal 1995 in "Other" expense as a valuation allowance against certain properties held for disposition.

9. Discontinued Operations:

      During the second quarter of 1993, the Company decided to sell the Petroleum Division comprised of Frank Carroll Oil Company. This decision resulted in a charge of $513,000 including a write down of the operating assets to their estimated net realizable value, and an accrual for estimated operating losses through the anticipated phase
out period.   These charges  are disclosed on the Consolidated
Statements of Operations as a loss on disposal of the Petroleum
Division.

     Additionally, the Consolidated Statements of Operations for the respective periods presented exclude all components of profit or
loss of the Petroleum Division from continuing operations.   The
effect of these items has been reclassified net of the applicable tax effect as "Discontinued Operations: Loss from operations of discontinued Petroleum Division". See Note 16 for disclosure of selected components of the Petroleum Division. A sale of the stock of Frank Carroll Oil Company was completed effective September 30, 1994. Proceeds from the sale of the stock totaled $966,000 in cash and notes.

10.  401k Plan:

      The Company has a retirement plan (the "Plan") which meets the qualifications under Section 401(k) of the Internal Revenue Code (the "Code"). Employees who have completed the required service (as defined),are eligible to make tax-deferred contributions. Employees who have completed the required service (as defined) are eligible to
participate in an employer matching  contribution.   The Company
contributed approximately $54,000, $15,000, and $66,000 under the Plan for the years ended September 30, 1995, 1994, and 1993, respectively. The Company also accrued approximately $58,000 during fiscal 1995 for contributions to the Plan for the fiscal 1995 Plan
year.   In  December 1990, the assets of the Employees Stock
Ownership Trust ("ESOT") were merged into the Plan.   At September
30, 1995 the Plan held approximately 0.5% of the outstanding Common Stock of the Company. Effective January 1, 1993, the 401(k) Plan was amended to provide that no further employer discretionary profit sharing contributions would be made to the 401(k) Plan and a separate Profit Sharing Plan was adopted.

11.  Profit Sharing Plan:

      Effective January 1, 1993, the Company established a Profit Sharing Retirement Plan which meets the qualifications of Section 401(c) of the Code (Profit Sharing Plan). All employees begin participation on the later of January 1, 1993 or date of employment. Vesting is governed by a seven year graduated vesting schedule including credit for continuous service with the Company prior to the effective date. The Company's discretionary contribution is determined annually and is allocated among eligible participants' accounts in the proportion that each participant's compensation bears to the total qualified compensation of all eligible employees during the year. The Company contributed approximately $495,000 and $269,000 to the Plan during fiscal 1995 and 1994, respectively, which represented discretionary contributions for the 1994 and 1993
Plan years, respectively.   In addition, the Company accrued
approximately $701,000 during fiscal 1995 to be contributed to the Plan for the fiscal 1995 Plan year.

12.  Other Retirement Benefits:

      Certain officers and employees have employment contracts for additional retirement benefits, the cost of which is being accrued on a present value basis over the remaining term of the employment
agreements.   The lives of the officers and employees have been
insured as a means of funding such benefits. These contracts became effective for fiscal 1994 and thereafter. The accrued liability for these additional retirement benefits at September 30, 1995 was approximately $197,000.

13.  Stock Options:

      In 1984, the Company adopted an incentive stock option plan (the 1984 Plan) which provides for the granting of ten-year options to purchase up to 75,000 shares of common stock. Options issued under the 1984 Plan are priced at the fair market value on the grant date and 40% are immediately exercisable and 20% on a cumulative basis each year thereafter. Effective in November 1994 options could no longer be issued under this plan.

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

     A summary of the changes in the shares under option for each of the plans is as follows:

                         l984 Plan                 1987 Plan
                     Shares       Price       Shares        Price
 Outstanding at
 September 30, 1992   16,475     13.75-18.75   512,205       5.4375-10.00
  Granted                -          -              -           -
  Exercised              -          -           50,500       5.4375
  Expired              8,200     13.75-15.00    65,905       5.4375-10.00
 Outstanding at
 September 30, 1993    8,275     13.75-18.75   395,800       5.4375-10.00
  Granted                -          -              -           -
  Exercised              -          -              -           -
  Expired              6,450     15.00             500       9.625-10.00
 Outstanding at
 September 30, 1994    1,825     13.75-18.75   395,300       5.4375-10.00
  Granted                -          -              -           -
  Exercised              -          -              -           -
  Expired                500     13.75-18.75   351,200       5.4375-10.00
 Outstanding at
 September 30, 1995    1,325     13.75-18.75    44,100       5.4375-10.00

Options granted under the 1987 and 1984 Plans expire at various dates through August 2001 and December 1995, respectively.

14.  Related Party Transactions:

      In May 1992, Stoneridge Resources, Inc. ("Stoneridge"), which then owned approximately 52% of the Company's outstanding Common
Shares, sold these shares and the majority ownership of Orange-co, Inc. passed to Ben Hill Griffin, Inc., and an affiliate who collectively held approximately 51% majority ownership of Orange-co, Inc. as of September 30, 1995. Ben Hill Griffin, Inc. is a privately owned agribusiness corporation located in Frostproof, Florida.

     During the fiscal year ended September 30, 1995 the Company had incurred an estimated $6,557,000 in fruit participation cost from fruit purchased from its parent, Ben Hill Griffin, Inc. Of the 1995 amount approximately $2,948,000 was paid as of September 30, 1995 with the accrued balance of $3,609,000 to be paid by March 1, 1996. Final payment amounts under the Company's fruit participation program are based upon returns from the ultimate disposition of the fruit received. For the fiscal year ended September 30, 1994 the Company incurred a total of $9,575,000 in fruit participation cost from fruit purchased from its parent company Ben Hill Griffin, Inc. As of September 30, 1994 a total of

$5,394,000 had been paid against this amount and an estimated balance of $4,263,000 was accrued to be paid on March 1, 1995.
Fruit purchases made from the parent company under the Company's participation program are under terms equivalent to fruit purchased from other grower participants.  For the fiscal year ended September 30, 1995 the Company also incurred $594,000 for fruit purchased from Ben Hill Griffin, Inc. under a spot fruit
purchase contract.   Additionally, the Company paid approximately
$2,451,000,  $1,935,000 and $736,000 to Ben Hill Griffin, Inc. for
other goods and services, principally the purchase of fertilizer and citrus trees at prices approximating market, during fiscal 1995, 1994 and 1993, respectively.

15.  Interim Financial Information (unaudited):
         (in thousands except per share amounts)

                                  Gross    Net          Earnings
Quarters Ended         Sales      Profit   Income(1)    Per Share
 Fiscal 1995
  September 30         $ 24,449   $ 5,215   $2,005      $  .19
  June 30                26,764     6,018    3,348         .33
  March 31               29,539     6,361    3,004         .29
  December 31            30,573     2,520      778         .08
                       --------   -------   ------      ------
                       $111,325   $20,114   $9,135      $  .89
                       ========   =======   ======      ======
 Fiscal 1994
  September 30         $ 19,555   $ 3,252   $  745      $  .07
  June 30                23,200     2,084      386         .04
  March 31               18,289     2,119      497         .05
  December 31            15,712     3,655    1,717         .17
                       --------   -------   ------      ------
                       $ 76,756   $11,110   $3,345      $  .32
                       ========   =======   ======      ======

<F1>
(1) See Note 8 "Nonrecurring Gains and Losses" for the fourth quarter 1995 adjustments.

16.  Business Segments:

      Segment financial data for the years ended September 30, 1995, 1994, and 1993 except for total assets which are as of September 30, 1995, 1994, and 1993 are as follows (in thousands):

                                                    Petroleum
                                                    and
                                                    Related
                               Year      Citrus     Products   Total
 Sales                          1995     $111,325       -      $111,325
                                1994       76,756    12,986      89,742
                                1993       71,938    15,591      87,529

 Operating profit               1995       15,517       -        15,517
                                1994        7,059       -         7,059
                                1993        5,664       -         5,664

 Total assets                   1995      171,012       -       171,012
                                1994      169,404       -       169,404
                                1993      136,783     3,019     139,802

 Depreciation and amortization  1995        4,300       -         4,300
                                1994        3,816       154       3,970
                                1993        3,265       179       3,444

 Capital Expenditures           1995       10,249       -        10,249
                                1994       11,077        23      11,100
                                1993        7,110        14       7,124


Intersegment sales approximate market and are not significant.

  RECONCILIATION OF OPERATING PROFIT TO INCOME BEFORE INCOME TAXES:


                                              Fiscal Years
                                 September 30,   September 30,  September 30,
                                     1995            1994           1993
 Operating profit                  $15,517         $7,059         $5,664
 Gain on disposition of
  property and equipment             1,026            484            142
 Interest                           (1,620)        (1,693)        (1,820)
 Other income (expense)               (147)            36           (227)
                                   --------        -------        -------
 Income from continuing
  operations before income taxes   $14,776         $5,886         $3,759
                                   ========        =======        =======

Sales to foreign countries accounted for 13.9% and 15.2% of the Company's citrus segment sales during fiscal 1995 and 1994, respectively.


                  ORANGE-CO, INC. AND SUBSIDIARIES
           SCHEDULE VIII - ALLOWANCE FOR DOUBTFUL ACCOUNTS
        FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
                           (in thousands)

Column A               Column B    Column C  Column D    Column E
                                   Additions
                       Balance @   Charged               Balance @
                       Beginning   to                    End of
Description            of Period   Expense   Deductions  Period

 Year ended
  September 30, 1995   $  686      $120      $    8      $  798

 Year ended
  September 30, 1994   $  744      $140      $  198      $  686

 Year ended
  September 30, 1993   $  743      $150      $  149      $  744

ITEM   9.    Changes In And Disagreements With Accountants On
             Accounting And Financial Disclosure
             None

                              PART III

Item 10.  Directors and Executive Officers of the Registrant

      The information required by Item 10 will be set forth in the Company's 1996 Proxy Statement under the caption "Nominees For
Election As Directors" and is incorporated herein by reference.

Item 11.  Executive Compensation

      The information required by Item 11 will be set forth in the Company's 1996 Proxy Statement under the caption "Executive Officers and Compensation" and is incorporated herein by reference.

Item  12. Security Ownership of Certain Beneficial Owners and
          Management

       The information required by Item 12 will be set forth in the Company's 1996 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners", "Nominees for Election as Directors" and "Stock Ownership of Executive Officers", and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      The information required by Item 13 will be set forth in the Company's 1996 Proxy Statement under the caption "Transactions With Management And Others" and is incorporated herein.

                               PART IV

Item  14.   Exhibits, Financial Statement Schedules and  Reports on
            Form 8-K

     (a) (1) The financial statements required to be filed as part of this Report, and the report thereon by KPMG Peat Marwick LLP, are set forth under Item 8 and listed on Page 24 herein.

          (2) The financial statement schedule required to be filed herewith are listed on Page 24 herein.

          (3) The exhibits required to be filed herewith are listed on the "Exhibit Index" commencing at Page 47 herein.

     (b) During the last quarter of the period covered by this Report the Company filed no reports on Form 8-K.

     (c) The exhibits required to be filed herewith are listed on the "Exhibit Index" commencing on Page 47 herein and incorporated herein by reference.

     (d) The financial statements required to be filed as part of the Report and the report thereon by KPMG Peat Marwick LLP are set forth under Item 8 and are listed on Page 24 herein and are incorporated herein by reference.

                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ORANGE-CO, INC.
                                  (Registrant)


Date:  December 21, 1995          By:/s/ Gene Mooney
                                  --------------------------------
                                  Gene Mooney
                                  President and
                                  Chief Operating Officer




Date:  December 21, 1995          By:/s/ Dale A. Bruwelheide
                                  -------------------------------
                                  Dale A. Bruwelheide
                                  Vice President and
                                  Chief Financial Officer

                             SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Date:  December 21, 1995          /s/ B. H. Griffin, III
                                  ----------------------------------
                                      B. H. Griffin, III
                                      Chairman, CEO and Director


Date:  December 21, 1995         /s/ John R. Alexander
                                 ----------------------------------
                                      John R. Alexander
                                      Director


Date:  December  21, 1995        /s/ Richard A. Coonrod
                                 -----------------------------------
                                      Richard A. Coonrod
                                      Director


Date:  December 21, 1995          /s/ Paul E. Coury, MD
                                  ----------------------------------
                                      Paul E. Coury, MD
                                      Director


Date:  December 21, 1995          /s/ George W. Harris, Jr.
                                  ----------------------------------
                                      George W. Harris, Jr.
                                      Director


Date:  December 21, 1995          /s/ Dr. W. Bernard Lester
                                  ----------------------------------
                                      Dr. W. Bernard Lester
                                      Director


Date:  December 21, 1995          /s/ Gene Mooney
                                  -----------------------------------
                                      Gene Mooney
                                      Director


Date:  December 21, 1995          /s/ C. B. Myers, Jr.
                                  ----------------------------------
                                      C. B. Myers, Jr.
                                      Director


Date:  December 21, 1995          /s/ Thomas H. Taylor, Sr.
                                  ----------------------------------
                                      Thomas H. Taylor, Sr.
                                      Director

                 SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.



For the fiscal year                               Commission File
ended September 30, 1995                          Number 1-6442-1






                              FORM 10-K
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934



                           ORANGE-CO, INC.
       (Exact name of registrant is specified in its charter)


                              EXHIBITS


                                INDEX

                           EXHIBIT INDEX
                                                            Sequential
Exhibit               Description of Exhibits                Page No.

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

10.4       Orange-co, Inc. 1984 Incentive Stock Option
           Plan, as amended filed as Exhibit 10.10 to the Company's Registration Statement No. 33-
           16935, as amended, on Form S-1 and incorporated herein by reference.

10.5       Orange-co, Inc. 1987 Employee Stock Option
           Plan, as amended filed as Exhibit 10.5 to the Company Annual Report on Form 10-K for the year ended September 30, 1992 and incorporated herein by reference.

10.8       Orange-co of Florida, Inc. Deferred
           Compensation Plan effective December 1, 1988 originally filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31,1989 as amended through December 15, 1994 and incorporated herein by reference.

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

                           EXHIBIT INDEX                     Sequential
Exhibit No.             Description of Exhibits                Page No.

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

                          EXHIBITS INDEX
                                                          Sequential
Exhibit               Description of Exhibits              Page No.
No.

10.20 Stock Acquisition Agreement Between Orange-co, Inc. and Childs Oil Company, Inc. dated
           September 9, 1994 for the sale of Frank
           Carroll Oil Company Stock and incorporated herein by reference.


10.21 The Third Amendment to the Loan Agreement By and Among Orange-co, Inc. Orange-co of Florida,
           Inc. and SunBank, National Association for a
           Revolving Line of Credit dated January 27, 1995 and filed as Exhibit 10.21 on Form 10-Q for the fiscal quarter ended December 31, 1994 and incorporated herein by reference.

16 Change in Accountants from Coopers & Lybrand to KPMG Peat Marwick as filed on the Company's Form 8K on August 4, 1992 and incorporated herein by reference.

21         Subsidiaries of the Company.                               51

24.1       Consent letter from KPMG Peat Marwick LLP.                 52

27         Financial Data Schedule (Electronic Filing
           Only)

99.1       Orange-co of Florida, Inc. Profit Sharing
           Plan and Trust Agreement effective January 1,
           1987, as amended and restated on January 1, 1989, including amendments through October
           14, 1993 filed as Exhibit 99.1 on Form 10K for the fiscal year 1993 and incorporated herein by reference.

99.2       First Amendment to Orange-co of Florida,
           Inc. 401(k) Salary Deferral Plan effective
           December 15, 1994 and incorporated herein by reference.

99.3 Profit Sharing Plan and Trust For Employees of Orange-co of Florida, Inc. effective
           January 1, 1993 and incorporated herein by reference.