Form 10-Q
period 1995-12-31
ORANGE CO INC /FL/
filed 1996-02-14
CIK 4507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C. 20549


                              FORM 10-Q


(Mark One)
(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934              (NO FEE REQUIRED)


For the Quarter Ended December 31, 1995


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

  2020 U.S. Highway 17 South, P. O. Box 2158, Bartow, Florida 33831
              (Address of principal executive offices)

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


                            Yes  XX    No

Number of shares outstanding of common stock, $.50 par value, as of February 9, 1996: 10,300,975 shares





                  ORANGE-CO, INC. AND SUBSIDIARIES

                              FORM 10-Q

                          TABLE OF CONTENTS
                                                            PAGE NO.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 Consolidated Balance Sheets
  December  31, 1995 (unaudited) and September 30,
  1995 (audited)                                                3

 Consolidated Statements of Operations (unaudited)
  Three Months ended December 31, 1995 and 1994                 4

 Consolidated Statements of Cash Flows (unaudited)
  Three Months ended December 31, 1995 and 1994                 5

 Notes to Consolidated Financial Statements (unaudited)       6-8

ITEM 2.

 Management's Discussion and Analysis of Results
 of Operations and Financial Conditions                      9-13

PART II. OTHER INFORMATION

ITEM 6.

 Exhibit and Reports on Form 8 K                               14

SIGNATURES                                                     14

                   PART 1.  FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS

                  ORANGE-CO, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                           (in thousands)

                                      December 31, 1995  September 30, 1995
ASSETS                                   (unaudited)       (audited)
 Current assets:
 Cash and cash equivalents                 $    599        $    845
 Receivables                                  8,477           9,617
 Advances on fruit purchases                    844             787
 Inventories                                 46,134          36,067
 Prepaid and other                              331              33
                                           ---------       ---------
  Total current assets                       56,385          47,349
                                           ---------       ---------
 Property and equipment, net                109,708         107,785
                                           ---------       ---------
 Other assets:
 Excess of cost over net assets of
  acquired companies                         11,684          11,778
 Property held for disposition                  472             692
 Other                                        3,738           3,408
                                           ---------       ---------
  Total other assets                         15,894          15,878
                                           ---------       ---------
  Total assets                             $181,987        $171,012
                                           =========       =========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
 Current installments on long-term debt    $  2,106        $  2,094
 Accounts payable                             6,582           4,394
 Accrued liabilities                         12,707          11,318
 Dividends payable                            1,030             -
                                           ---------       ---------
  Total current liabilities                  22,425          17,806
 Deferred income taxes                       21,752          21,585
 Other liabilities                              511             437
 Long-term debt                              36,342          31,252
                                           ---------       ---------
  Total liabilities                          81,030          71,080
                                           ---------       ---------
 Stockholders' equity:
  Preferred stock, $.10 par value,
   10,000,000 shares authorized;
   none issued                                  -               -
  Common stock, $.50 par value,
   30,000,000 shares authorized;
   10,349,399 shares issued                   5,175           5,175
 Capital in excess of par value              71,417          71,417
 Retained earnings                           24,829          23,823
                                           ---------       ---------
                                            101,421         100,415
 Less:
 Treasury stock, at cost: 48,924
  shares at December 31, 1995 and
  50,924 shares at September 30, 1995          (464)           (483)
                                           ---------       ---------
  Total stockholders' equity                100,957          99,932
                                           ---------       ---------
  Total liabilities and stockholders'
   equity                                  $181,987        $171,012
                                           =========       =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
STATEMENTS.

                  ORANGE-CO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                             (unaudited)
              (in thousands except for per share data)

                                                       1995      1994
 Sales                                               $23,350   $30,573
 Cost of sales                                        18,612    28,053
                                                     --------  --------
   Gross profit                                        4,738     2,520
 Other costs and expenses, net:
  Selling, general and administrative                 (1,145)   (1,073)
  Gain on disposition of property  and equipment         -         426
  Other                                                  (10)        8
 Interest                                               (417)     (547)
                                                     --------  --------
 Income before income taxes                            3,166     1,334
 Income tax expense                                    1,122       556
                                                     --------  --------
 Net income                                          $ 2,044   $   778
                                                     ========  ========
 Net income per common and common equivalent shares: $   .20   $   .08
                                                     ========  ========
 Average number of common and common
  equivalent shares outstanding                       10,299    10,298
                                                     ========  ========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                  ORANGE-CO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                             (unaudited)
                           (in thousands)

                                                       1995       1994
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                         $  2,044     $  778
                                                    ---------    -------
  Adjustments to reconcile net income to
   net cash provided by (used for) operating
   activities:
  Depreciation and amortization                        1,138      1,028
  Deferred income taxes                                  167        526
  (Gain) on disposition of property
   and equipment and other                                (7)      (426)
 Change in assets & liabilities:
  (Increase)decrease in receivables                    1,140     (1,164)
  (Increase) in advance on fruit purchases               (57)      (151)
  (Increase)decrease in inventory                    (10,067)     7,136
  (Increase) in prepaids and other                      (298)      (249)
  Increase in accounts payable
   and accrued liabilities                             3,577      1,296
  Other, net                                            (313)      (130)
                                                     --------    -------
 Total Adjustments                                    (4,720)     7,866
                                                     --------    -------
  Net cash provided by (used for)
   operating activities                               (2,676)     8,644
                                                     --------    -------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property & equipment              248        582
 (Increase)decrease in note & mortgage receivables        44        (73)
 Additions to property & equipment                    (2,975)    (2,565)
                                                     --------    -------
 Net cash (used for) investing activities             (2,683)    (2,056)
                                                     --------    -------
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from (payments on)long-term debt             5,102     (5,456)
 (Payments on) note payable to bank                      -       (1,000)
 Issuance of treasury stock                               11        -
                                                     --------    -------
 Net cash provided by (used for) financing
  activities                                           5,113     (6,456)
                                                     --------    -------
 NET INCREASE(DECREASE) IN CASH AND CASH
  EQUIVALENTS                                           (246)       132

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        845        765
                                                     --------    -------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   599     $  897
                                                     ========    =======


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

      Unaudited Consolidated Balance Sheet at December 31, 1995

      Audited Consolidated Balance Sheet at September 30, 1995

      Unaudited Consolidated Statements of Operations and Statements of Cash Flows for the three month periods ended December 31, 1995 and 1994.

2.   NOTES PAYABLE AND LONG-TERM DEBT

      As of December 31, 1995, the Company had access to a $40
million working capital line of credit facility payable in January 1997. Accordingly, the balance at December 31, 1995 was classified
as long-term.   This facility is collateralized by most of the
Company's current assets. The outstanding balance at December 31, 1995 was approximately $22,665,000. Approximately $16,163,000 was additionally available to be borrowed under this facility. The interest rate on the facility is variable based upon the financial institution's cost of funds plus a margin. Subsequent to December 31, 1995, the term on this facility was extended to April 1997.

      Additionally, as of December 31, 1995 the Company had a $6,000,000 short-term capital revolving credit facility to provide interim financing for capital projects. As of December 31, 1995 there was no outstanding balance on this facility. The interest rate is variable based upon the financial institution's cost of funds plus a margin.

      At December 31, 1995, the Company's outstanding long-term debt (including the $22,665,000 balance on the working capital line of credit facility) was approximately $38,448,000, of which $2,106,000 matures in the next twelve months and the remainder matures at various times over the subsequent thirteen years.

      Interest paid, net of amounts capitalized, was approximately $403,000 and $501,000 for the three months ended December 31, 1995 and 1994, respectively. Interest capitalized was approximately $135,000 and $110,000 for the three months ended December 31, 1995 and 1994, respectively.

3.   INVENTORIES

     The major components of inventory are summarized as follows (in thousands):

                         December 31, 1995     September 30, 1995
 Finished goods                $37,574               $24,086
 Fruit-on-tree                   7,099                 7,952
 Other                           1,461                 4,029
                               -------               -------
 Total                         $46,134               $36,067
                               =======               =======

    As of December 31, 1995 the Company held contracts for frozen concentrated orange juice ("FCOJ") futures positions totaling approximately $7,682,000 with unrealized gains of approximately $308,000. Exposure to off-balance sheet risk related to these positions results from market fluctuations of FCOJ futures prices relative to the Company's open positions. Cash deposit requirements with brokers as of December 31, 1995 totaled $202,500 and vary with market price fluctuations.

4. OTHER

     The Company operates in  one industry segment, "Citrus".
Substantially all sales are to entities that market citrus and citrus-related products.

   During the three month period ended December 31, 1995 the Company had two customers who individually accounted for approximately 23.7% and 20.8% of total sales. During the three month period ended December 31, 1994 the Company had two customers who individually accounted for approximately 16.9% and 11.4% of total sales.

5. INCOME TAXES

    The provision for income taxes is calculated using the asset and liability method prescribed by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.



                              -7-

    The provision for income taxes for the three month periods ended December 31, 1995 and 1994 is summarized as follows
(in thousands):

                                           1995     1994
 Current:
   Federal income tax                    $  799     $ 30
   State income tax                         156       -
                                         ------     ----
   Total                                 $  955     $ 30
                                         ------     ----
 Deferred:
   Federal income tax                    $   74     $471
   State income tax                          93       55
                                         ------     ----
   Total                                 $  167     $526
                                         ------     ----
   Total provision for income taxes      $1,122     $556
                                         ======     ====

     The following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 34% and the actual income tax provisions for the three month periods ended December 31, 1995 and 1994 (in thousands):

                                                     1995     1994
 Expected income tax                                $1,076    $454
 Increase(decrease) resulting from:
  State income taxes, net of federal tax benefit       196      55
  Loss on foreign operations                            12      16
  Permanent items and other                             41      31
  Adjustment of prior year's deferred income tax
   liability                                          (203)    -
                                                    -------   ----
  Total provision for income taxes                  $1,122    $556
                                                    =======   ====


6. CHANGES IN STOCKHOLDERS' EQUITY

    The following table reflects the changes in stockholders'
equity since September 30, 1995 as a result of net income,
dividends declared, and treasury stock transactions
(in thousands):
                                                     Treasury
                    September 30,  Net     Dividends Stock    December 31,
                       1995       Income   Declared  Issued      1995
 Common stock         $ 5,175     $  -     $   -     $ -        $ 5,175
 Capital in excess
  of par value         71,417        -         -       -         71,417
 Retained earnings     23,823      2,044    (1,030)    (8)       24,829
 Treasury stock          (483)       -         -       19          (464)
                      --------    ------    -------   ----      --------
 Total stockholders'
  equity              $99,932     $2,044   $(1,030)   $11      $100,957
                      ========    ======   ========   ===      =========




                            -8-

                  ORANGE-CO, INC. AND SUBSIDIARIES
                           PART I - ITEM 2
                Management's Discussion and Analysis
          of Financial Condition and Results of Operations

  First Quarter of Fiscal 1995 versus First Quarter of Fiscal 1994

     The following is management's discussion and analysis of significant factors which have affected the Company's operations during the periods included. It compares the Company's operations for the three month period ended December 31, 1995 to operations for the three month period ended December 31, 1994.

  The following table reflects changes in sales, cost of sales and gross profit by division and other changes in the Statements of Operations through net income between the respective periods.



 Three Months Ended December 31, 1995 vs Three Months Ended December 31, 1994
                        Increases/(Decreases)
                           (in thousands)

                                      Sales    Cost of Sales  Net Change
 Beverage Division . . . . . . . .    $(7,490)    $(9,587)     $2,097
 Grove Management Division . . . .        267         146         121
                                      --------    --------     ------
 Total . . . . . . . . . . . . . .    $(7,223)    $(9,441)      2,218
                                      ========    ========
 Other costs and expenses, net:
  Selling, general and administrative . . . . . . . . . . .       (72)
  Gain on disposition of property and equipment . . . . . .      (426)
  Other income and expense  . . . . . . . . . . . . . . . .       (18)
 Interest . . . . . . . . . . . . . . . . . . . . . . . . .       130
                                                               -------
 Income before income taxes. . . . . . . . . . . . . . . . .    1,832
 Provision for income taxes . . . . . . . . . . . . . . . .      (566)
                                                               -------
 Net income . . . . . . . . . . . . . . . . . . . . . . . .    $1,266
                                                               =======

RESULTS OF OPERATIONS

                                SALES

    Sales for the three month period ended December 31, 1995 decreased approximately $7,223,000 or 23.6% compared to the same period in the prior year. The Beverage Division accounted for the principal decrease for the current period with decreased sales of approximately $7,490,000. Grove Management Division sales increased approximately $267,000 for the current period compared to the same period in the prior year.

BEVERAGE DIVISION The Beverage Division sales decreased approximately $7,490,000 or 25.7% during the current three month period compared to the same period in the prior year. Revenues from the sale of the Company's bulk citrus juice products decreased approximately $8,395,000 as a result of offsetting increases and decreases. As a part of this decrease, revenues from the volume of bulk citrus products sold decreased approximately $9,060,000 during the current period compared to the same period in the prior year. This decrease in sales volume was due primarily to lower level of carryover inventory from the prior year. The decrease in volume was partially offset by increased prices for bulk citrus juice products of approximately $665,000 during the current period compared to the same period in the prior year.

    Sales of the Company's packaged 100% citrus juice products sold increased approximately $122,000 compared to the same period in the
prior year.   Higher  prices  for these products resulted in an
increase of approximately $334,000. This increase was partially offset by decreases of $212,000 as a result of lower volumes compared to the same period in the prior year.

    The Company's allied packaged juices and drink base products sales increased approximately $892,000 during the current period compared to the same period in the prior year. Increases in the volume of sales of these products accounted for increases of
approximately $796,000.   Additionally, prices increased
approximately $96,000 on these products during the current period compared to the same period in the prior year.

    Revenues from the sale of the Company's citrus by-products, including feed, pulp cells, and citrus oils, increased approximately $514,000 as a result of a higher volume of by-products being produced and sold during the current period compared to the same period in the prior year.  This increase in production during the current period is primarily a result of an increase in the daily plant production rate during the current three month period compared to the
same period in the prior  year.   Additionally, price increases
accounted for a revenue increase of approximately $105,000 during the current three month period compared to the same period in the prior year.

     Storage, handling, processing citrus for customers under contract, and other revenues decreased approximately $728,000 during the current period compared to the same period in the prior year. This decrease was due primarily to a decrease in the volume of services performed during the current three month period compared to the same period in the prior year.

GROVE MANAGEMENT DIVISION Grove Management Division sales increased approximately $267,000 or 18.7% in the current three month period
compared to the same period in the prior  year.   The principal
increase of approximately $170,000 resulted from an increase in grove caretaking revenues. Additionally, revenues from the sale of fruit to third party packers and processors increased approximately $79,000 during the current period compared to the same period in the
prior year as a result  of higher prices.   Also revenues from
harvesting activities increased approximately $18,000 during the current three month period compared to the same period in the prior
year.   This  increase was primarily the result of an increase in the boxes harvested during the current period.

                            GROSS PROFIT

    Gross profit for the three month period ended December 31, 1995 increased approximately $2,218,000 or 88.0% compared to the same period in the prior year. The principal increase of approximately $2,097,000 occurred in the Beverage Division. Additionally, there was an increase in Grove Management Division gross profit of approximately $121,000 during the current period compared to the same period in the prior year.

BEVERAGE  DIVISION   The gross profit of the Company's Beverage
Division increased approximately $2,097,000 during the current period compared to the same period in the prior year. The principal component was an increase of approximately $2,165,000 which resulted from the sale of bulk citrus juice products during  the  current period compared to
the same period in the prior year.   Of  this amount, approximately
$1,500,000 resulted from the lower cost of raw fruit and concentrate used in the production of bulk citrus juice products during the current three month period compared to the same period in the prior year. Price increases accounted for an additional increase in gross profit of approximately $665,000.

    The Company has in the past utilized and may in the future utilize the FCOJ futures market to hedge fruit inventory, anticipated requirements and sales commitments of FCOJ. The effects of this hedging activity, if any, are reflected in the cost of inventories and flow through the Consolidated Statements of Operations as the associated products are sold. As of December 31, 1995 the Company held contracts for FCOJ futures with unrealized gains of approximately $308,000 which would have been realized if said positions had been prematurely liquidated on that date. These unrealized gains are based upon the closing market prices of equivalent futures obligations and do not necessarily represent prices at which the Company expects to sell the FCOJ.

    Gross profit on the sales of packaged 100% citrus juice products increased approximately $410,000 during the current three month period compared to the same period in the prior year. Of this increase approximately $334,000 resulted from increased prices. Additionally, gross profit increased approximately $76,000 principally as a result of a lower cost of inventory in the current period compared to the same period in the prior year.

    Gross profit from the sale of the Company's allied packaged juices and drink base products increased approximately $142,000 during the current period compared to the same period in the
prior year.   This increase was primarily a result of higher
prices on increased sales volumes.

   Gross profit from citrus by-products, including feed, pulp cells, and citrus oils, remained stable with a decrease of approximately $5,000 during the current period compared to the same period in the
prior year.   Gross profit from storage, handling, and other
activities decreased by approximately $615,000 during the current period due to a decrease in these activities compared to the same period in the prior year.

GROVE MANAGEMENT DIVISION Grove Management Division gross profit increased approximately $121,000 or 38.7% during the current three month period compared to the same period in the prior year. The principal increase of approximately $67,000 resulted primarily from increases in the prices of fruit sold to third party packers and
processors.   Additionally, there was an increase of approximately
$54,000 in gross profit from the Company's grove caretaking and harvesting activities.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased approximately $72,000 for the current three month period compared to the same period in the prior year. Of this increase approximately $116,000 resulted from an increase in salary and benefit costs. Offsetting this increase was a reduction in other costs of approximately $44,000.

   GAIN/(LOSS) ON DISPOSITION OF PROPERTY AND EQUIPMENT AND OTHER

    Gains on the disposition of property and equipment decreased approximately $426,000 during the current three month period. This decrease was due principally to gains in the first three months of the prior year on commercial properties no longer used in operations. There were no comparable sales during the current three month period.

                          INTEREST EXPENSE

    Interest expense decreased approximately $130,000 or 24% during the current three month period compared to the same period in the prior year. The principal decrease of $116,000 was a result of a decrease in outstanding debt. Also, an increase in capitalized interest resulted in a decrease of $25,000, and amortization of deferred loan costs and other related expenses decreased approximately $12,000. Offsetting these reductions were increases of approximately $17,000 and $6,000 due to an increase in interest rates and a decrease in interest income, respectively.

                   LIQUIDITY AND CAPITAL RESOURCES

    The Company's Bartow processing plant normally operates from early November through late May or June. While the plant is in operation, the inventory of processed juice increases to a level which will cover anticipated deliveries until the following November
when the plant begins  operation again.   The Company's working
capital credit facility is generally utilized to finance these inventories. Borrowings under this credit facility normally peak in late May or June. The Company began processing activities for the 1995-96 season in late October.

    The Company's ability to generate cash adequate to meet its needs, including the financing of its inventories and trade receivables, has been supported primarily by cash flow from operations and periodic borrowings under its $40 million credit
facility.   This facility is secured principally by most of the
Company's current assets. The outstanding balance at December 31, 1995 was approximately $22,665,000 and approximately $16,163,000 of additional borrowings were available under this facility. The interest rate is variable based upon the financial institution's
cost of funds plus a margin.   The terms of this agreement call for
repayment of the principal amount in April 1997; accordingly, it is classified long-term. The Company anticipates that the working capital facility will be adequately serviced with cash proceeds from operations.

    Additionally, as of December 31, 1995, the Company had a $6 million short-term capital revolving credit facility to provide interim financing for capital projects. As of December 31, 1995, there was no outstanding balance on this facility. The interest rate on this facility is variable based upon the financial institution's cost of funds plus a margin.

    Current assets increased approximately $9,036,000 as of December 31, 1995 compared to the fiscal year ended September 30, 1995. The principal component of this was an increase in inventories of approximately $10,067,000 in the current three month period due principally to the Company's increased daily plant production rate and decreased bulk sales as previously mentioned.
The Company's accounts receivable balance decreased approximately $1,140,000 during the current period and there was a decrease in
cash and cash equivalents of approximately $246,000.   Advances on
fruit purchases increased approximately $57,000 as the

Company purchased fruit associated with the 1995-96 season.   Also,
there was an increase of approximately $298,000 in prepaid expenses and other current assets.

   Current liabilities increased approximately $4,619,000 during the current three month period compared to the fiscal year ended
September 30, 1995.   There was an increase of approximately
$3,577,000 in accounts payable and accrued liabilities as a result of the beginning of the processing season. The current portion of long-term debt increased approximately $12,000. Additionally, cash dividends payable increased by approximately $1,030,000 due to a dividend declared during the first quarter of the current fiscal year.

   At December 31, 1995 the Company's outstanding long-term debt was approximately $36,342,000 including the working capital facility of approximately $22,665,000. In addition, current installments of long-term debt were approximately $2,106,000 with the remaining amounts due on various dates over the subsequent thirteen years.
The Company anticipates that the amounts due over the next twelve months will be paid out of working capital. At December 31, 1995, the Company was in compliance with its loan covenants.

    During the first quarter of the current fiscal year, capital expenditures of approximately $694,000 were made for the installation of new irrigation systems on 1,084 acres of Company-owned groves.
Additional expenditures of approximately $1,695,000 were made during the current period primarily for the purpose of improving the efficiency and capacity of the Bartow processing facility.
Also during the current period expenditures of approximately
$228,000 were made for grove operations equipment. The Company anticipates that these improvements will be financed principally from working capital or by securing additional funds under existing mortgages.

                      OTHER SIGNIFICANT EVENTS

    In October 1995 the United States Department of Agriculture ("USDA") announced a Florida crop of approximately 202,000,000 boxes of round oranges for the 1995-96 season. In January 1996 the USDA revised this estimate to approximately 206,000,000 boxes. The USDA crop forecast released February 8, 1996 remained at 206,000,000 boxes
of round oranges.   During the night of February 4, 1996, the Florida
citrus industry experienced several hours of below freezing temperatures, which could have a negative impact on the 1995-96 crop size and juice yield. The effects on the Company, if any, are unknown at this time.

                     PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


 Exhibit                     EXHIBIT                     Page
   No.                                                    No.

  10.22    The Fourth Amendment to the Loan Agreement     15
           By and among Orange-co, Inc., Orange-co of
           Florida, Inc. and SunTrust Bank,  Central
           Florida,  National Association  f/k/a/
           SunBank,  National Association for a
           Revolving Line of Credit dated January 23,
           1996.

   27      Financial Data Schedule (Electronic  Filing
           Only)



                             SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ORANGE-CO, INC.
                                        (Registrant)



   Date: February 13, 1996             By:/s/ Gene Mooney
                                           --------------------------
                                           Gene Mooney
                                           President and
                                           Chief Operating Officer




   Date: February 13, 1996             By:/s/ Dale A. Bruwelheide
                                           --------------------------
                                           Dale A. Bruwelheide
                                           Vice President and
                                           Chief Financial Officer