Form 10-Q
period 1996-03-31
ORANGE CO INC /FL/
filed 1996-05-14
CIK 4507

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549


                              FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934                                            (NO FEE REQUIRED)

For the Quarter Ended March 31, 1996

                                 OR

( )TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934                                                  (NO FEE REQUIRED)

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

                             Yes  XX  No

Number of shares outstanding of common stock, $.50 par value, as of May 10, 1996: 10,301,975 shares



                  ORANGE-CO, INC. AND SUBSIDIARIES
                              FORM 10-Q
                          TABLE OF CONTENTS
                                                                   PAGE NO.
PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                        3
      March  31, 1996 (unaudited) and September 30,  1995 (audited)

     Consolidated Statements of Operations (unaudited)                  4
      Six and Three Months ended March 31, 1996 and 1995

     Consolidated Statements of Cash Flows (unaudited)                  5
      Six Months ended March 31, 1996 and 1995

     Notes to Consolidated Financial Statements (unaudited)             6-8

     ITEM 2.

      Management's Discussion and Analysis of Results of                9-14
       Operations and Financial Condition

PART II. OTHER INFORMATION

     ITEM 4

     Submission of Matters to a Vote of Security Holders               15

     ITEM 6

     Exhibits and Reports on Form 8-K                                  15

SIGNATURES                                                             15



                             -2-


                    PART I. FINANCIAL INFORMATION

                    ITEM 1. FINANCIAL STATEMENTS

                  ORANGE-CO, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                           (in thousands)

                                          March 31,    September 30,
                                             1996          1995
ASSETS                                    (unaudited)    (audited)
 Current assets:
 Cash and short-term investments               $    669     $    845
 Receivables                                      9,236        9,617
 Advances on fruit purchases                        249          787
 Inventories                                     53,178       36,067
 Prepaid and other                                  277           33
                                               ---------    ---------
  Total current assets                           63,609       47,349
                                               ---------    ---------
 Property and equipment, net                    112,880      107,785
                                               ---------    ---------
 Other assets:
 Excess of cost over net assets  of
 acquire companies                               11,590       11,778
 Property held for disposition                      427          692
 Other                                            4,046        3,408
                                               ---------    ---------
  Total other assets                             16,063       15,878
                                               ---------    ---------
  Total assets                                 $192,552     $171,012
                                               =========    =========
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
 Current installments on long-term debt        $  2,106     $  2,094
 Note payable to bank                             3,000          -
 Accounts payable                                 5,441        4,394
 Accrued liabilities                              5,955       11,318
                                               ---------    ---------
  Total current liabilities                      16,502       17,806
 Deferred income taxes                           21,620       21,585
 Other liabilities                                  516          437
 Long-term debt                                  50,709       31,252
                                               ---------    ---------
  Total liabilities                              89,347       71,080
                                               ---------    ---------
 Stockholders' equity:
 Preferred stock, $.10 par value,
 10,000,000 shares authorized; none issued          -            -
 Common stock, $.50 par value, 30,000,000
 shares authorized; 10,349,399 issued             5,175        5,175
 Capital in excess of par value                  71,417       71,417
 Retained earnings                               27,063       23,823
                                               ---------    ---------
                                                103,655      100,415
 Less:
 Treasury stock, at cost:  47,424 shares
 at March 31, 1996 and 50,924 at September
 30, 1995                                          (450)        (483)
                                               ---------    ---------
  Total stockholders' equity                    103,205       99,932
                                               ---------    ---------
  Total liabilities and stockholders' equity   $192,552     $171,012
                                               =========    =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.



                             -3-

                  ORANGE-CO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                             (unaudited)
              (in thousands except for per share data)





                                           Six Months       Three Months
                                         1996     1995     1996     1995
 Sales                                 $51,356  $60,112  $28,006  $29,539
 Cost of sales                          41,560   51,231   22,948   23,178
                                       -------- -------- -------- --------
  Gross profit                           9,796    8,881    5,058    6,361
 Other costs and expenses, net:
  Selling, general and administrative   (2,521)  (2,259)  (1,376)  (1,186)
  Gain on disposition of property
   and equipment                            63      509       63       83
  Other                                     (8)       8        3      -
 Interest                                 (995)    (915)    (578)    (368)
                                       -------- -------- -------- --------
 Income before income taxes              6,335    6,224    3,170    4,890
 Income tax expense                      2,050    2,442      928    1,886
                                       -------- -------- -------- --------
 Net income                            $ 4,285  $ 3,782  $ 2,242  $ 3,004
                                       ======== ======== ======== ========
 Net income per common and common
  equivalent shares                    $   .42  $   .37  $   .22  $   .29
                                       ======== ======== ======== ========
 Average number of common and
 common equivalent shares outstanding   10,300   10,298   10,301   10,298
                                       ======== ======== ======== ========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                  ORANGE-CO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                             (unaudited)
                           (in thousands)

                                                  1996      1995
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                    $  4,285   $ 3,782
                                               ---------  --------
  Adjustments to reconcile net income to net
   cash  provided  by (used for)  operating
   activities:
  Depreciation and amortization                   2,274     2,057
  Deferred income taxes                              35     1,608
  (Gain) on disposition of property and
   equipment and other                              (63)     (509)
 Change in assets & liabilities:
  (Increase)decrease in receivables                 381    (1,850)
  Decrease in advances on fruit purchases           538       272
  (Increase)decrease in inventory               (17,111)    6,772
  (Increase) in prepaid and other                  (244)     (171)
  (Decrease) in accounts payable and
   accrued liabilities                           (4,316)   (2,271)
 Other, net                                        (670)     (389)
                                               ---------  --------
 Total adjustments                              (19,176)    5,519
                                               ---------  --------
 Net cash provided by (used for)
  operating activities                          (14,891)    9,301
                                               ---------  --------
 CASH FLOWS FROM INVESTING ACTIVITIES:

 Proceeds from sale of property & equipment          33        41
 Proceeds from sale of property held for
  disposal                                          328       714
 (Increase)decrease in note & mortgage
  receivables                                        70      (200)
 Additions to property & equipment               (7,173)   (4,062)
                                               ---------  --------
 Net cash (used for) investing activities        (6,742)   (3,507)

 CASH FLOWS FROM FINANCING ACTIVITIES:

 Issuance of treasury stock                          18       -
 Payment of cash dividends                       (1,030)      -
 Proceeds from (payments on) short-term debt      3,000    (2,000)
 Proceeds from (payments on) long-term debt      19,469    (3,619)
                                               ---------  --------
 Net cash provided by (used for) financing
  activities                                     21,457    (5,619)
                                               ---------  --------
 NET INCREASE(DECREASE) IN CASH AND CASH
  EQUIVALENTS                                      (176)      175
                                               ---------  --------
 CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                            845       765
                                               ---------  --------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD    $    669   $   940
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

           Unaudited Consolidated Balance Sheet at March 31, 1996

           Audited Consolidated Balance Sheet at September 30, 1995

           Unaudited Consolidated Statements of Operations for the six and three month periods ended March 31, 1996 and 1995.

           Unaudited Consolidated Statements of Cash Flows for the six month periods ended March 31, 1996 and 1995.

2.   NOTES PAYABLE AND LONG-TERM DEBT


      As of March 31, 1996, the Company had access to a $40 million working capital credit facility payable in April, 1998. Accordingly, the balance at March 31, 1996 was classified as
long-term debt.   This facility is collateralized by substantially
all of the Company's current assets.   The outstanding balance at
March 31, 1996 was approximately $37,550,000 and approximately $1,850,000 were additionally available to be borrowed under this
facility.   The interest rate on the facility is variable based
upon the financial institution's cost of funds plus a margin.

     Additionally, as of March 31, 1996 the Company had a $6,000,000 short-term capital revolving credit facility to provide interim financing for capital projects. As of March 31, 1996 the balance on this facility was $3,000,000. The interest rate on this facility is variable based upon the financial institution's cost of funds plus a
margin.   In April 1996 this facility was increased from $6,000,000
to $10,000,000.

      At March 31, 1996, the Company's outstanding long-term debt (including the $37,550,000 balance on the working capital line of credit facility) was approximately $52,815,000, of which $2,106,000 matures in the next twelve months and the remainder matures at various times over the subsequent twelve years.

      Interest paid, net of amounts capitalized, was approximately $1,001,000 and $921,000 for the six months ended March 31, 1996 and 1995, respectively. Interest capitalized was approximately $296,000 and $219,000 for the six months ended March 31, 1996 and 1995, respectively.

      Certain mortgage agreements contain loan covenants. At March 31, 1996, the Company was in compliance with these loan covenants.

3. INVENTORIES

    The major components of inventory are summarized as follows (in thousands):

                          March 31,  September 30,
                             1996       1995
 Finished goods            $43,920    $24,086
 Fruit-on-tree inventory     7,812      7,952
 Other                       1,446      4,029
                           -------    -------
 Total                     $53,178    $36,067
                           =======    =======

   As of March 31, 1996 contracts held by the Company for net frozen concentrated orange juice ("FCOJ") futures positions were immaterial. Exposure to off-balance sheet risk related to these positions which results from market fluctuations of FCOJ futures prices relative to the Company's open positions was also immaterial.

4. OTHER

     The Company operates in one industry segment, "Citrus".
Substantially all sales are to entities that market citrus and citrus-related products.

    During the six and three month periods ended March 31, 1996, the Company had two customers who individually accounted for approximately 21.3% and 20.2%, and 19.7% and 18.9% of total sales for the respective periods. During the six and three month periods ended March 31, 1995, the Company had two customers who individually accounted for approximately 17.4% and 13.0% and 17.3% and 14.7% of total sales for the respective periods.

5. INCOME TAXES

    The provision for income taxes is calculated using the asset and liability method prescribed by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS No. 109"). Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates or a deferred tax asset valuation reserve is recognized in income in the period that includes the enactment or revaluation date.
                               -7-


     Income tax expense attributable to income for the six and three month periods ended March 31, 1996 and 1995 consist of the following (in thousands):

                               Six Months         Three Months
                             Ended March 31,     Ended March 31,
                              1996    1995       1996     1995
 Current:
 Federal income tax          $1,687  $  786    $  888   $  756
 State income tax               328      49       172       49
                             ------  ------    -------  ------
 Total                       $2,015  $  835    $1,060   $  805
                             ------  ------    -------  ------
 Deferred:
 Federal income tax              32   1,420       (42)     949
 State income tax                 3     187       (90)     132
                             ------  ------    -------  ------
 Total                           35  $1,607      (132)  $1,081
                             ------  ------    -------  ------
 Total provision for income
  taxes                      $2,050  $2,442      $928   $1,886
                             ======  ======    =======  ======

    Following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 34% and the actual income tax provisions for the six and three month periods ended
March 31, 1996 and 1995 (in thousands):

                                       Six Months       Three Months
                                     Ended March 31,   Ended March 31,
                                      1996    1995      1996    1995
 Expected income tax                 $2,154  $2,116    $1,078  $1,662
 Increase(decrease) resulting from:
  Loss on foreign investments            25      24        13       8
  Permanent items                        64      64        23      33
  State income taxes, net of
   federal tax benefit                  216     236        20     183
  Change in valuation
   allowance for deferred
   tax asset                           (507)    -        (507)    -
  Other, net                             98       2       301     -
                                     ------- ------    ------- ------
  Total provision for
   income taxes                      $2,050  $2,442    $  928  $1,886
                                     ======= ======    ======= ======


The reduction of $507,000 during the current periods in the valuation allowance for a deferred tax asset reflects management's estimate that the Company is more likely than not to receive benefit from investment tax credit carryforwards which expire in 1998 and thereafter.
                                  -8-


6. CHANGES IN STOCKHOLDERS' EQUITY

    The following table reflects the changes in Stockholders' Equity since September 30, 1995 as a result of net income, dividends declared, and treasury stock transactions (in thousands):

                   September 30,  Net      Dividends   Treasury   March 31,
                       1995       Income   Declared    Issued       1996
 Common stock         $ 5,175     $  -     $   -       $  -      $  5,175
 Capital in excess
  of par value         71,417        -         -          -        71,417
 Retained earnings     23,823      4,285    (1,030)      (15)      27,063
 Treasury stock          (483)       -         -          33         (450)
                      --------    ------   --------    ------    ---------
 Total stockholders'
  equity              $99,932     $4,285   $(1,030)    $  18     $103,205
                      ========    ======   ========    ======    =========

                                         -9-



                  ORANGE-CO, INC. AND SUBSIDIARIES
                           PART I - ITEM 2
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Fiscal 1996 versus Fiscal 1995

     The following is management's discussion and analysis of significant factors which have affected the Company's continuing operations during the periods included. It compares the Company's operations for the six and three month periods ended March 31, 1996 to operations for the six and three month periods ended March 31, 1995.

    The following table reflects changes in sales, cost of sales and gross profit by division and other changes in the Statements of Operations through net income between the respective periods.


    Six Months (YTD) and Three Months (QTR) Ended March 31, 1996
   vs Six Months (YTD) and Three Months (QTR) Ended March 31, 1995
                        Increases/(Decreases)
                           (in thousands)

                               Sales         Cost of Sales      Net Change
                           YTD       QTR       YTD     QTR    YTD      QTR
 Beverage Division      $(8,930)  $(1,441)  $(9,794)  $(207)  $864  $(1,234)
 Grove Management
  Division                  174       (92)      123     (23)    51      (69)
                        --------  --------  --------  ------  ----  --------
 Total                  $(8,756)  $(1,533)  $(9,671)  $(230)   915   (1,303)
                        ========  ========  ========  ======
 Other costs and expenses net:
  Selling, general and administrative                         (262)    (190)
  Gain on disposition of property and equipment               (446)     (20)
  Other income and expense                                     (16)       3
 Interest                                                      (80)    (210)
                                                              -----  -------
 Income before income taxes                                    111   (1,720)
 Provision for income taxes                                    392      958
                                                              ----- --------
 Net income                                                   $503  $  (762)
                                                              ===== ========

RESULTS OF OPERATIONS
                                SALES

    Sales for the six and three month periods ended March 31, 1996 decreased approximately $8,756,000 or 14.6% and approximately $1,533,000 or 5.2%, respectively compared to the same periods in the
prior year.   The Beverage Division accounted for the principal
decrease for the six month period with decreased sales of approximately $8,930,000. This decrease was partially offset by an increase in Grove Management Division sales of approximately $174,000 for the six month period. The Beverage Division accounted for the principal decrease for the current three month period with a
decrease in sales of approximately $1,441,000.   Grove Management
Division Sales decreased by approximately $92,000 for the current three month period.

BEVERAGE DIVISION    The Beverage Division sales decreased
approximately $8,930,000 or 15.5% and $1,441,000 or 5.1% in the
current six and three month respective periods compared to the same periods in the prior year.  Of these
decreases, revenues from the sale of the Company's bulk citrus juice products decreased approximately $7,474,000 during the current six month period and increased approximately $919,000 during the current three month period as a result of offsetting increases and decreases. As part of the decrease during the current six month period, revenues from the volume of bulk citrus products sold decreased approximately $9,463,000. This decrease in sales volume was due primarily to a lower level of carryover inventory from the prior year. This decrease in volume during the current six month period was partially offset by increased prices for bulk citrus juice products of approximately $1,989,000 compared to the same period
in the prior year.   During the current three month period an increase
in prices resulted in an increase in revenues of approximately $808,000 compared to the same period in the prior year. The volume of bulk citrus juice products sold during the current three month period increased approximately $111,000 compared to the same period in the prior year.

    Sales of the Company's packaged 100% citrus juice products sold increased approximately $739,000 and $622,000 during the current six and three month respective periods compared to the same periods in the prior year. Higher volumes of these products sold resulted in increases in revenues of approximately $239,000 and $295,000 during
the current six and three month periods.   Additionally,  sales
increased due to increased prices by approximately $500,000 and $327,000 during the current respective periods.

   The Company's packaged allied juices and drink base product sales increased approximately $2,207,000 and $1,311,000 during the current six and three month periods compared to the same periods in the
prior year.   Increases in the volume of sales of these allied
products accounted for increases of approximately $1,795,000 and $1,169,000 during the current six and three month periods. Additionally, prices on these products increased approximately $412,000 and $142,000 during the current six and three month periods.

    Revenues from the sale of the Company's citrus by-products, including feed, pulp cells, and citrus oils, decreased approximately $1,711,000 and $2,331,000 during the current six and three month
periods compared to the same periods in the prior year.   Seasonal
fluctuations in the sale of the volume of by-products sold was the principal reason for the decrease of approximately $1,565,000 and $2,071,000 during the current six and three month periods. Revenues also decreased approximately $146,000 and $260,000 during the current six and three month periods as a result of lower prices for by-products sold compared to the same periods in the prior year.

     Storage, handling, processing citrus for customers under contract, and other revenues decreased approximately $2,691,000 and $1,962,000 during the current six and three month periods compared to the same periods in the prior year. These decreases were due primarily to decreases in the volume of these services performed during the current six and three month periods compared to the same periods in the prior year.

GROVE MANAGEMENT DIVISION Grove Management Division sales increased approximately $174,000 or 6.8% for the current six month period and decreased by approximately $92,000 or 8.0% for the current three month period compared to the same periods in the prior year. The principal increase of approximately $212,000 and $43,000 for the current six and three month periods resulted from an increase in grove caretaking revenues. Additionally, revenues from the sale of fruit to third party packers and processors increased approximately $124,000 and $46,000 during the current six and three month periods as a result of higher prices. Revenues from harvesting activities decreased approximately $162,000 and $181,000 during the current six and three month periods primarily due to a decrease in the volume of boxes harvested compared to the same period in the prior year.

                            GROSS PROFIT

    Gross profit for the six and three month periods ended March 31, 1996 increased approximately $915,000 or 10.3% and decreased approximately $1,303,000 or 20.5% during the current three month
period compared to the same periods in the prior year.   The
principal increase of approximately $864,000 during the current six month period occurred in the Beverage Division.  However, during the current three month period gross profit from the Beverage Division decreased by approximately $1,234,000 compared to the same
period in the prior year.   Gross profit for the Grove Management
Division increased during the current six month period by approximately $51,000 and decreased by approximately $69,000 during the current three month period.

BEVERAGE DIVISION Gross profit of the Beverage Division increased approximately $864,000 and decreased approximately $1,234,000 during the current six and three month respective periods compared to the same periods in the prior year. Contributing to the increase and decrease in gross profit were increases during the current six and three month respective periods of approximately $2,602,000 and
$435,000 from the sale of bulk citrus juice  products.   Of the
increases during the current six month period and three month respective periods, approximately $1,989,000 and $808,000 resulted from increased prices for bulk citrus juice products. Additionally, during the current six month period gross profit increased approximately $1,436,000 resulting from a lower cost of carryover inventory for bulk citrus juice products compared to the same period in the prior year. Partially offsetting this increase was a decrease in gross profit of approximately $823,000 as a result of a decrease in the volume of bulk citrus products sold during the current six month period compared to the same period in the prior
year.   This decrease in the volume of bulk citrus juice products
sold during the current six month period resulted primarily from a
lower level of carryover from the prior year.   Also, during the
current three month period gross profit decreased approximately $373,000 principally due to higher cost of raw fruit and concentrate used in production of bulk citrus juice products compared to the same period in the prior year.

    The Company has in the past utilized and may in the future utilize the FCOJ futures market to hedge fruit inventory, anticipated requirements and sales commitments of FCOJ. The effects of this hedging activity, if any, are reflected in the cost of inventories and flow through cost of sales in the Consolidated Statements of Operations as the associated products are sold.
As of March 31, 1996 these contracts held by the Company and the related unrealized gains or losses were immaterial.

    Gross profit on the sales of packaged 100% citrus juice products sold primarily to the food service industry increased approximately $797,000 and $395,000 during the current six and three month respective periods compared to the same periods in the prior year. Of these increases, approximately $500,000 and $327,000 were a result of increased prices during the current six and three month periods. Additionally, increases in volume combined with lower cost of carryover inventories resulted in increases in gross profit of approximately $297,000 and $68,000 during the current six and three month periods respectively, compared to the same periods in the prior year.

    Gross profit from the sale of the Company's packaged allied juices and drink base products increased approximately $303,000 and $154,000 during the current six and three month respective periods compared to the same periods in the prior year. These increases were principally a result of higher prices.

   Gross Profit from citrus by-products, including feed, pulp cells, and citrus oils, decreased approximately $1,732,000 and $1,726,000 during the current six and three month respective periods compared
to the same periods in the prior year.   Of these decreases
approximately $1,202,000 and $1,289,000 were the result of lower volumes of sales of these products in part as a result of seasonal fluctuations during the current six and three month respective periods compared to the same periods in the prior
year.   Additionally, lower prices and higher costs of production
decreased gross profit approximately $530,000 and $437,000 during the current six and three month respective periods compared to the same periods in the prior year. Gross profit from storage, handling, and other activities also decreased by approximately $1,106,000 and $492,000 during the current six and three month periods due to a decrease in these activities compared to the same periods in the prior year.

GROVE MANAGEMENT DIVISION Grove Management Division gross profit increased approximately $51,000 for the current six month period and decreased approximately $69,000 for the current three month period. The principal increase of approximately $61,000 in the current six month period was due to an increase in grove caretaking activities and an increase in the prices of fruit sold to third party packers and processors. These increases during the current six month period were partially offset by a decrease of approximately $10,000 from harvesting activities. During the current three month period gross profit from grove caretaking and harvesting activities decreased approximately $32,000. Additionally, gross profit from fruit sold to third party packers and processors decreased by approximately $37,000 during the current three month period primarily due to an increase in the cost of fruit sold compared to the same period in the prior year.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased
approximately $262,000 or 11.6% and $190,000 or 16.0% for the
current six and three month periods, compared to the same periods in
the prior year.   These increases were primarily the result of
increases in staffing and benefit costs.

        GAIN/(LOSS) ON DISPOSITION OF PROPERTY AND EQUIPMENT

    The decreased gain on the disposition of property, equipment and other of approximately $446,000 for the six month period and approximately $20,000 for the three month period ending March 31, 1996 compared to the same periods in the prior year was principally due to differences in gains on sales of commercial properties not utilized in citrus production or processing.

                          INTEREST EXPENSE

    Interest expense increased approximately $80,000 or 8.8% and
$210,000 or 57.1% in the current six and three month periods
respectively, compared to the same periods in the prior year.   The
primary increases of approximately $136,000 and  $140,000 in the current respective periods were the result of increases in interest rates.  Additionally, increases of approximately $9,000 and $106,000 were due to an increase in outstanding debt, while interest income
decreased approximately $31,000 and $25,000.   Offsetting these
increases were decreases of $77,000 and $51,000 due to an increase in capitalized interest and decreases of $19,000 and $10,000 as a result of a decrease in amortization of deferred loan costs and other related interest charges in the current six and three month respective periods.

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

    The Company's ability to generate cash adequate to meet its needs, including the financing of its inventories and trade
receivables, has been supported primarily by cash flow from
operations and periodic borrowings under its primary $40 million credit facility.  This facility is secured principally by
substantially all of the Company's current assets. The outstanding balance at March 31, 1996 was approximately $37,550,000 and approximately $1,850,000 of additional borrowings were available under
this facility.   The interest rate is variable based upon the
financial institution's cost of funds plus a margin. The terms of the agreement call for repayment of the principal amount in April 1998; accordingly, it is classified as long-term debt.
 The Company anticipates that the working capital facility will be adequately serviced with cash proceeds from operations.

    Additionally, as of March 31, 1996 the Company had a $6 million short-term capital revolving credit facility principally to provide
interim financing for capital projects.   As of March 31, 1996 the
outstanding balance on this facility was $3,000,000. The interest rate on this facility is variable based upon the financial
institution's cost of funds plus a margin.   The terms of this
facility call for repayment of the principal amount in April 1997. In April 1996 this facility was increased from $6 million to $10 million.

    Current assets increased approximately $16,260,000 as of March 31, 1996 compared to September 30, 1995. The principal component of this was an increase in inventories of approximately $17,111,000 in the first six months of the current year due to the seasonal
accumulation of inventories.   The Company's accounts receivable
balance decreased approximately $381,000 during the six months ending March 31, 1996. Additionally, there was a decrease in cash and short-term cash investments of approximately $176,000. Advances on fruit purchases decreased approximately $538,000 as the Company began processing the purchased fruit and collected these advances.

    Current liabilities decreased during the first six months of fiscal 1996 approximately $1,304,000 compared to September 30, 1995. This decrease was due principally to payments of approximately $6,725,000 of accrued expenses associated with fruit purchased
during the previous season.   Offsetting this decrease were an
increase of $3,000,000 in the note payable to bank and increases in accounts payable and other accrued expenses of approximately $2,409,000.

    Long-term debt increased approximately $19,457,000 during the current six month period. This was primarily the result of an increase of approximately $20,456,000 in the Company's long-term working capital facility used principally to finance the seasonal
accumulation of inventories.   There was also a decrease of
approximately $1,016,000 which represents scheduled principal payments made on long-term debt during the six month period.

    At March 31, 1996 the Company's outstanding long-term debt was approximately $50,709,000 including the working capital facility of approximately $37,550,000. In addition current installments of long-term debt were approximately $2,106,000 with the remaining amounts due on various dates over the subsequent twelve years. The Company anticipates that amounts due over the next twelve months will be paid out of working capital. At March 31, 1996 the Company was in compliance with its loan covenants.

    During the first six months of the current fiscal year, capital expenditures of approximately $1,238,000 were made for the installation of new irrigation systems on 3,682 acres of Company-owned groves. Additional expenditures of approximately $4,278,000 were made during the same period primarily for the purpose of improving
the efficiency of the Bartow processing facility.   Also during
this period, expenditures of approximately $289,000 were made for grove operations equipment. The Company anticipates that these improvements will be financed principally by working capital or by securing additional funds under existing mortgages.

                      OTHER SIGNIFICANT EVENTS

    In October 1995 the United States Department of Agriculture ("USDA") announced a Florida crop estimate of approximately 202,000,000 boxes of round oranges for the 1995-96 season.
This estimate was most recently revised in May 1996 to approximately 201,200,000 boxes.

                     PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Annual Meeting of Stockholders on February 22, 1996, the stockholders of the Company elected directors. The results of these votes were as follows:

 DIRECTOR NOMINEES              FOR       AUTHORITY WITHHELD
 John R. Alexander            8,951,211       56,235
 Richard A. Coonrod           8,951,211       56,235
 Paul E. Coury, MD            8,949,737       57,709
 Ben Hill Griffin, III        8,952,061       55,385
 George W. Harris, Jr.        8,950,836       56,610
 Dr. W. Bernard Lester        8,950,736       56,710
 Gene Mooney                  8,951,086       56,360
 C. B. Myers, Jr.             8,949,199       58,247
 Thomas H. Taylor             8,951,191       56,255




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 Exhibit                     EXHIBIT                     Page
   No.                                                    No.
  [S]      [C]                                            [C]
   10.23    The Fifth Amendment to the Loan Agreement
            By and Among Orange-co, Inc. Orange-co of
            Florida, Inc. and SunTrust Bank, Central
            Florida, National Association Dated April
            5, 1996.


   27       Financial Data Schedule (Electronic Filing
            Only)

                             SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ORANGE-CO, INC.
                                  (Registrant)

   Date: May 14, 1996          By: /s/Gene Mooney
                                  -----------------------
                                  Gene Mooney
                                  President and
                                  Chief Operating Officer


   Date: May 14, 1996          By: /s/Dale A. Bruwelheide
                                  ------------------------
                                  Dale A. Bruwelheide
                                  Vice President and
                                  Chief Financial Officer