Form 10-Q
period 1996-06-30
ORANGE CO INC /FL/
filed 1996-08-13
CIK 4507

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549


                              FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT  OF 1934                               (NO  FEE REQUIRED)

For the Quarter Ended June 30, 1996

                                 OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT  OF 1934                                  (NO  FEE REQUIRED)

For the transition period from ____________________ to____________________

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

                             Yes  XX  No

Number of shares outstanding of common stock, $.50 par value, as of August 12, 1996: 10,301,975 shares




                  ORANGE-CO, INC. AND SUBSIDIARIES
                              FORM 10-Q
                          TABLE OF CONTENTS

                                                                 PAGE NO.

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets                                 3
          June 30, 1996 (unaudited) and September 30, 1995 (audited)

         Consolidated Statements of Operations (unaudited)           4
          Nine and Three Months ended June 30, 1996 and 1995

         Consolidated Statements of Cash Flows (unaudited)           5
          Nine Months ended June 30, 1996 and 1995

         Notes to Consolidated Financial Statements (unaudited)      6-9

         ITEM 2.

         Management's Discussion and Analysis of Results of
          Operations and Financial Conditions                       10-15

PART II. OTHER INFORMATION

         ITEM 6

         Exhibits and Reports on Form 8-K                          16

SIGNATURES                                                         16

                   PART I.  FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS

                  ORANGE-CO, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                           (in thousands)

                                           June 30,    September 30,
                                             1996           1995
ASSETS                                   (unaudited)     (audited)
 Current assets:
 Cash and short-term investments              $    645    $    845
 Receivables                                     8,324       9,617
 Advances on fruit purchases                       -           787
 Inventories                                    58,530      36,067
 Prepaid and other                                 152          33
                                              ---------   ---------
  Total current assets                          67,651      47,349
                                              ---------   ---------
 Property and equipment, net                   118,008     107,785
                                              ---------   ---------
 Other assets:
 Excess of cost over net assets of
  acquired companies                            11,495      11,778
 Property held for disposition                     427         692
 Other                                           4,305       3,408
                                              ---------   ---------
  Total other assets                            16,227      15,878
                                              ---------   ---------
  Total assets                                $201,886    $171,012
                                              =========   =========
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
 Current installments on long-term debt       $  2,615    $  2,094
 Note payable to bank                            3,000         -
 Accounts payable                                4,306       4,394
 Accrued liabilities                            11,548      11,318
                                              ---------   ---------
  Total current liabilities                     21,469      17,806
 Deferred income taxes                          21,520      21,585
 Other liabilities                                 576         437
 Long-term debt                                 52,640      31,252
                                              ---------   ---------
  Total liabilities                             96,205      71,080
                                              ---------   ---------
 Stockholders' equity:
 Preferred stock, $.10 par value,
 10,000,000 shares authorized; none issued         -           -
 Common stock, $.50 par value, 30,000,000
  shares authorized; 10,349,399 issued           5,175       5,175
 Capital in excess of par value                 71,417      71,417
 Retained earnings                              29,539      23,823
                                              ---------   ---------
                                               106,131     100,415
 Less:
 Treasury stock, at cost: 47,424 shares
 at June 30, 1996 and 50,924 shares at
 September 30, 1995                               (450)       (483)
                                              ---------   ---------
  Total stockholders' equity                   105,681      99,932
                                              ---------   ---------
  Total liabilities and stockholders' equity  $201,886    $171,012
                                              =========   =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                  ORANGE-CO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                             (unaudited)
              (in thousands except for per share data)


                                         Nine Months      Three Months
                                        1996     1995     1996     1995
 Sales                                 $ 85,379  $86,876  $34,023   $26,764
 Cost of sales                           70,219   71,977   28,659    20,746
                                       --------- -------- --------  --------
  Gross profit                           15,160   14,899    5,364     6,018
 Other costs and expenses, net:
  Selling, general and administrative    (3,837)  (3,338)  (1,315)   (1,079)
  Gain on disposition of property
   and equipment                             77      561       14        52
  Other                                      12      467       18       459
 Interest                                (1,580)  (1,320)    (584)     (405)
                                       --------- -------- --------  --------
 Income before income taxes               9,832   11,269    3,497     5,045
 Income tax expense                       3,071    4,139    1,021     1,697
                                       --------- -------- --------  --------
 Net income                            $  6,761  $ 7,130  $ 2,476   $ 3,348
                                       ========= ======== ========  ========
 Net income per common and common
  equivalent shares:                   $    .66  $   .69  $   .24   $   .33
                                       ========= ======== ========  ========
 Average number of common  and
  common equivalent shares outstanding   10,301   10,298   10,302    10,298
                                       ========= ======== ========  =======




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                  ORANGE-CO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                             (unaudited)
                           (in thousands)

                                                       1996    1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                         $  6,761  $   7,130
                                                    --------- ----------
  Adjustments to reconcile net income to net
   cash provided by (used for) operating activities:
  Depreciation and amortization                        3,534      3,051
  Increase(decrease) in deferred income taxes            (65)     1,709
  (Gain) on disposition of property and
    equipment and other                                  (77)    (1,039)
 Change in assets & liabilities:
  Decrease in receivables                              1,293        961
  Decrease in advances on fruit purchases                787        475
  (Increase)decrease in inventory                    (22,463)     2,942
  (Increase) in prepaid and other                       (119)      (102)
  Increase(decrease) in accounts payable and
   accrued liabilities                                   216        (25)
  Increase(decrease) in income taxes payable             (74)     1,206
 Other, net                                             (941)      (528)
                                                    ---------   --------
 Total adjustments                                   (17,909)     8,650
                                                    ---------   --------
 Net cash provided by (used for)
  operating activities                               (11,148)    15,780
                                                    ---------   --------
 CASH FLOWS FROM INVESTING ACTIVITIES:

 Proceeds from sale of property & equipment              175        780
 Proceeds from sale of property held for disposal        328        714
 (Increase)decrease in note & mortgage receivables       104       (371)
 Additions to property & equipment                   (13,556)    (6,836)
                                                    ---------   --------
 Net cash (used for) investing activities            (12,949)    (5,713)
                                                    ---------   --------
 CASH FLOWS FROM FINANCING ACTIVITIES:

 Issuance of treasury stock                               18        -
 Cash dividends paid                                  (1,030)       -
 Proceeds from (payments on) short-term debt           3,000     (4,000)
 Proceeds from (payments on) long-term debt           21,909     (6,222)
 Net cash provided by (used for) financing          ---------   --------
  activities                                          23,897    (10,222)
                                                    ---------   --------
 NET (DECREASE) IN CASH AND CASH EQUIVALENTS            (200)      (155)
                                                    ---------   --------
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        845        765
                                                    ---------   --------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD         $    645    $   610
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

       In the opinion of the management of the Company, the accompanying financial statements reflect adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, which are necessary to present fairly the financial position, results of operations and cash flows for the periods presented:

       .  Unaudited Consolidated Balance Sheet at June 30, 1996

       .  Audited Consolidated Balance Sheet at September 30, 1995

       . Unaudited Consolidated Statements of Operations for the nine and three month periods ended June 30, 1996 and 1995

       . Unaudited Consolidated Statements of Cash Flows for the nine month periods ended June 30, 1996 and 1995

2.   NOTES PAYABLE AND LONG-TERM DEBT

      As of June 30, 1996, the Company had a $40 million working capital line of credit payable in January, 1998. Accordingly, the balance at June 30, 1996 was classified as long-term. This facility
is collateralized  by most of the Company's  current  assets.   The
outstanding balance at June 30, 1996 was approximately $35,427,000 leaving approximately $3,973,000 additional funds available under a borrowing base calculation. The interest rate is variable based upon the financial institution's cost of funds plus a margin.

     Additionally, as of June 30, 1996 the Company had a $10,000,000 short-term capital revolving credit facility. As of June 30, 1996 the balance on this facility was $3,000,000 leaving approximately $7,000,000 additional funds available under a borrowing base
calculation.   The interest rate on this facility is variable based
upon the financial institution's cost of funds plus a margin.

      At June 30, 1996, the Company's outstanding long-term debt (including the $35,427,000 balance on the working capital line of credit) was approximately $55,255,000 of which $2,615,000 matures in the next twelve months and the remainder matures at various times over the subsequent twelve years.

      Interest paid, net of amounts capitalized, was approximately $1,536,000 and $1,353,000 for the nine months ended June 30, 1996
and 1995, respectively.   Interest capitalized was approximately
$461,000 and $427,000 for the nine months ended June 30, 1996 and 1995, respectively.

      Certain mortgage agreements contain loan covenants.   At June
30, 1996, the Company was in compliance with these loan covenants.

3. INVENTORIES

    The major components of inventory are summarized as follows (in thousands):

                         June 30,   September
                           1996      30, 1995
 Finished goods         $48,111     $24,086
 Fruit-on-tree            7,082       7,952
 Other                    3,337       4,029
                        -------     -------
 Total                  $58,530     $36,067
                        =======     =======

    As of June 30, 1996 the Company held futures contracts for frozen concentrated orange juice ("FCOJ"). The net futures positions totaled approximately $3,636,000 with unrealized gains of approximately $65,000. Exposure to off-balance sheet risk related to these positions results from market fluctuations of FCOJ futures prices relative to the Company's open positions. As of June 30, 1996 deposits with brokers totaled $103,000.

4. OTHER

     The Company operates in one industry segment, "Citrus".
Substantially all sales are to entities that market citrus and citrus-related products.

    During the nine and three month periods ended June 30, 1996, the Company had two customers who individually accounted for approximately 21.2% and 18.9%, and 20.9% and 16.8% of total sales for the respective periods. During the nine and three month periods ended June 30, 1995, the Company had two customers who individually accounted for approximately 17.4% and 13.9% and 24.1% and 15.9% of total sales for the respective periods.

5. INCOME TAXES

    Income tax expense is calculated using the asset and liability method prescribed by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS No. 109"). Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates or a deferred tax asset valuation reserve is recognized in income in the period that includes the enactment or revaluation date.


    Income tax expense for the nine and three month periods ended
June 30, 1996 and 1995 consists of the following (in thousands):

                             Nine Months     Three Months
                            Ended June 30,  Ended June 30,
                             1996    1995    1996   1995

     Current:
     Federal income tax     $2,639  $2,431  $  952  $1,645
     State income tax          497     -       169     (48)
                            ------  ------  ------- -------
     Total                   3,136   2,431   1,121   1,597
                            ------- ------  ------- -------
     Deferred:
     Federal income tax     $  (58) $1,543  $  (90) $  123
     State income tax           (7)    165     (10)    (23)
                            ------- ------  ------- -------
     Total                     (65)  1,708    (100)    100
                            ------- ------  ------- -------
     Income tax expense     $3,071  $4,139  $1,021  $1,697
                            ======= ======  ======= =======


    Following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 34% and the actual income tax expense for the nine and three month periods ended June
30, 1996 and 1995 (in thousands):

                                      Nine Months           Three Months
                                      Ended June 30,       Ended June 30,
                                       1996     1995        1996    1995
 Expected income tax                  $3,343   $3,831      $1,189  $1,715
 Increase(decrease) in income
  taxes resulting from:
   Loss on foreign operations             44       33          19       9
   Permanent items                        96       96          32      32
   State income taxes, net of
    federal tax benefit                  328      165         112     (71)
   Change in valuation
    allowance for deferred tax asset    (806)     -          (299)    -
   Other, net                             66       14         (32)     12
                                      -------  ------      ------- -------
  Actual income tax expense           $3,071   $4,139      $1,021  $1,697
                                      =======  ======      ======= =======


    The reduction of $806,000 and $299,000, during the nine and three month periods ended June 30, 1996, in the valuation allowance for a deferred tax asset reflects management's estimate that the Company is more likely than not to receive benefit from investment tax credit carryforwards which expire in 1997 and thereafter.

6. CHANGES IN STOCKHOLDERS' EQUITY

    The following table reflects the changes in Stockholders' Equity since September 30, 1995 as a result of net income, dividends paid, and treasury stock transactions (in thousands):

                                                     Treasury
                    September 30,  Net     Dividends Stock     June 30,
                         1995      Income  Paid      Issued      1996
 Common stock          $ 5,175    $  -     $   -    $  -     $  5,175
 Capital in excess
  of par value          71,417       -         -       -       71,417
 Retained earnings      23,823     6,761    (1,030)   (15)     29,539
 Treasury stock           (483)      -         -       33        (450)
                       --------   ------   --------  -----    --------
 Total stockholders'
 equity                $99,932    $6,761   $(1,030)  $  18   $105,681
                       ========   ======   ========  ======  =========


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

                         PART I - ITEM 2
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Fiscal 1996 versus Fiscal 1995

     The following is management's discussion and analysis of significant factors which have affected the Company's operations during the periods included. It compares the Company's operations for the nine and three month periods ended June 30, 1996 to operations for the nine and three month periods ended June 30, 1995.

    The following table reflects changes in sales, cost of sales and gross profit by division and other changes in the Statements of Operations through net income between the respective periods.


    Nine Months (YTD) and Three Months (QTR) Ended June 30, 1996
   vs Nine Months (YTD) and Three Months (QTR) Ended June 30, 1995
                        Increases/(Decreases)
                           (in thousands)
                             Sales           Cost of Sales      Net Change
                             YTD     QTR      YTD      QTR      YTD     QTR
Beverage Division         $(1,836) $7,094  $(2,064)  $7,730  $  228  $ (636)
Grove Management Division     339     165      306      183      33     (18)
                          -------- ------  --------  ------    -----  ------
Total                     $(1,497) $7,259  $(1,758)  $7,913     261    (654)
                          ======== ======  ========  ======
Other costs and expenses, net:
 Selling, general and administrative                           (499)   (236)
 Gain on disposition of property and equipment                 (484)    (38)
 Other income                                                  (455)   (441)
Interest                                                       (260)   (179)
                                                             ------- -------
Income before income taxes                                   (1,437) (1,548)
Income tax expense                                            1,068     676
                                                             ------- -------
Net income                                                   $ (369) $ (872)
                                                             ======= =======

RESULTS OF OPERATIONS
                                SALES

    Sales for the nine month period ended June 30, 1996 decreased approximately $1,497,000 or 1.7% compared to the same period in the
prior year.   The Beverage Division sales decreased approximately
$1,836,000 during this period. This decrease was partially offset by an increase of approximately $339,000 in sales in the Grove Management Division. Sales for the current three month period ended June 30, 1996 increased approximately $7,259,000 or 27.1% compared
to the same period in the prior year.   The Beverage Division
accounted for the principal increase in sales during the current three month period of approximately $7,094,000. Grove Management Division sales also increased approximately $165,000 during the same three month period.

BEVERAGE DIVISION   The Beverage Division sales decreased
approximately $1,836,000 or 2.2% during the current nine month period and increased approximately $7,094,000 or 28.0% during the current three month period compared to the same periods in the prior year as a result of various increases and decreases. The principal decreases in sales resulted from a reduction in the sales of the

Company's citrus by-products of approximately $4,590,000 and $2,878,000 during the current nine and three month respective periods primarily as a result of a decrease in volume due to seasonal fluctuations. Additionally, sales from storage and product handling for customers under contract decreased approximately $3,268,000 and $578,000 during the current nine and three month periods primarily as a result of a decrease in the volume of these activities compared to the same periods in the prior year.

   Partially offsetting these decreases was an increase in the sales of the Company's bulk citrus juice products of approximately $1,336,000 and $8,811,000 during the current nine and three month
periods compared to the same periods in the prior year.   Of this,
higher prices accounted for increases in sales of approximately $5,661,000 and $3,743,000 during the current respective periods.
The increase during the current nine month period was partially offset by a decrease in sales of approximately $4,325,000 as a result of a reduction in the volume of bulk citrus juice products
sold.   However,  increased volume during the current three month
period accounted for an increase in sales of approximately
$5,068,000.

   Sales also increased approximately $1,117,000 and $377,000 during the current nine and three month respective periods as a result of
increased sales of the Company's packaged citrus juices.   Of these
increases approximately $591,000 and $377,000 resulted from increased volumes sold during the current nine and three month
periods.   During the current nine month period sales of these
packaged citrus juices also increased approximately $526,000 as a result of higher prices.

    The Company's non-orange packaged juices and drink base sales increased approximately $3,569,000 and $1,362,000 during the current nine and three month respective periods. Of these increases approximately $2,910,000 and $1,063,000 resulted from volume increases and approximately $659,000 and $299,000 during the current nine and three month periods resulted from higher prices.

GROVE MANAGEMENT DIVISION   Grove Management sales increased
approximately $339,000 or 8.5% and $165,000 or 11.8% for the current nine month and three month periods compared to the same periods in the prior year. The principal increase of approximately $391,000 in the current nine month period was primarily due to an increase in grove caretaking and an increase in the price per box of fruit sold to third party packers and processors. These increases were partially offset by a decrease in revenues of approximately $52,000 primarily due to a decrease in the volume of boxes harvested. The principal increases totaling approximately $219,000 in the current three month period was also due to an increase in grove caretaking and an increase in charges for harvesting activities. These increases during the current three month period were partially offset by a decrease in revenues of approximately $54,000 due to a reduction in volume of boxes of fruit sold to third party packers and processors.

                            GROSS PROFIT

    Gross profit increased approximately $261,000 or 1.8% for the current nine month period and decreased approximately $654,000 or
10.9% for the current three month period ended June 30, 1996 compared
to the same periods in the prior  year.   The principal increase for
the current nine month period of approximately $228,000 and the principal decrease for the current three month period of approximately $636,000 occurred in the Company's Beverage Division. Additionally, the Grove Management Division gross profit increased approximately $33,000 during the current nine month period and decreased approximately $18,000 during the current three month period compared to the same periods in the prior year.

BEVERAGE DIVISION Gross profit of the Beverage Division increased $228,000 or 1.6% during the current nine month period and decreased approximately $636,000 or 10.9% during the current three month period compared to the same periods in the prior year due to offsetting increases and decreases.

     The principal decreases of approximately $4,186,000 and $2,455,000 in the Beverage Division gross profit for the current nine and three month periods resulted primarily from decreases in the volume of sales of the Company's by-products including feed, pulp cells, and citrus oils. Additionally, gross profit decreased approximately $1,231,000 and $126,000 from a reduction of services including storage and product handling for customers under contract.

    During the current nine and three month periods the Company's gross profit from the sale of its bulk citrus juice products increased approximately $5,002,000 and $2,403,000 respectively compared to the same periods in the prior year. Of these increases price increases accounted for approximately $5,661,000 and $3,743,000 respectively during the current nine and three month
periods.   Partially offsetting these increases were decreases of
approximately $248,000 and $2,232,000 in the current periods as a result of higher costs of raw fruit and concentrate used in the production of bulk citrus juice products compared to the same periods in the prior year. Additionally, gross profit decreased approximately $411,000 and increased approximately $892,000 during the current nine and three month periods as a result of seasonal fluctuations in the volume of sales.

    The Company has in the past utilized and may in the future utilize the FCOJ futures market to hedge fruit inventory, anticipated requirements and sales commitments of FCOJ. The effects of this hedging activity, if any, are reflected in sales and in the cost of inventories and flow through cost of sales in the Consolidated Statements of Operations as the associated products are
sold.   As of June  30, 1996 the Company held contracts for FCOJ
futures with unrealized gains of approximately $65,000 which would have been realized if said positions had been prematurely liquidated on that date. These unrealized gains are based upon the closing market price of equivalent futures obligations and do not necessarily represent prices at which the Company expects to sell the FCOJ.

    Gross profit from the sale of packaged citrus juice products increased approximately $541,000 and decreased approximately $257,000 during the current nine and three month periods compared to the same periods in the prior year. During the current nine month period increases in the price of these products accounted for the principal increase in gross profit compared to the prior year. In the current three month period the increased cost of production principally from the higher cost of raw fruit and concentrate accounted for the principal decrease compared to the same period in the prior year.

    Additionally, gross profit from the sale of the Company's non-orange packaged juices and drink base products increased approximately $102,000 in the current nine month period and decreased approximately $201,000 in the current three month period compared to the same periods in the prior year. Of these increases and decreases higher prices for these products accounted for increases in gross profit of approximately $659,000 and $299,000 in the current nine and three month periods compared to the same periods in the prior year. Additional increases of $233,000 and $130,000 in the current nine and three month respective periods resulted from higher volumes of sales of these products.
However, higher production costs, primarily ingredients, reduced gross profit on non-orange packaged juices and drink base products by approximately $790,000 and $630,000 during the current nine and three month periods compared to the same periods in the prior year.

GROVE MANAGEMENT DIVISION Grove Management gross profit increased approximately $33,000 for the current nine month period and decreased by approximately $18,000 for the current three month period compared to the same periods in the prior year. The principal increase of approximately $43,000 in the current nine
month period was due to an increase in grove caretaking.   This
increase in gross profit was partially offset by a decrease of approximately $10,000 from a reduction in harvesting activities and from fruit sold to third party packers and processors. During the current three month period gross profit from grove caretaking and harvesting activities increased by approximately $14,000. These increases in gross profit during the current three month period were offset by a decrease of approximately $32,000 from fruit sold to third party packers and processors due to a reduction in the volume of boxes sold.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased approximately $499,000 or 15.0% and $236,000 or 21.9% for the current nine and three month respective periods compared to the same periods in the prior year. These increases were primarily the result of increases in staffing and benefit costs.

        GAIN/(LOSS) ON DISPOSITION OF PROPERTY AND EQUIPMENT

    The decreased gain on the disposition of property and equipment of approximately $484,000 and $38,000 for the nine and three month periods ending June 30, 1996 compared to the same periods in the prior year was principally due to differences in gains on sales of commercial properties not utilized in citrus production or processing.

                          INTEREST EXPENSE

    Interest expense increased approximately $260,000 or 19.7% and $179,000 or 44.2% in the current nine and three month periods respectively, compared to the same periods in the prior year. The primary increases of approximately $322,000 and $478,000 in the current respective periods were the result of increases in outstanding debt, while increases of approximately $48,000 and $18,000 during the current nine and three month periods were the result of decreases in interest income. Also increasing interest expense for the current three month period was a decrease in capitalized interest of approximately $42,000. Partially offsetting these increases in the current nine and three month periods were decreases of approximately $40,000 and $344,000 respectively due to a reduction in interest rates and decreases of approximately $36,000 and $15,000 as a result of decreases in amortization of deferred
loan costs and other related interest charges.   Additionally, a
decrease of approximately $34,000 in the current nine month period was the result of an increase in capitalized interest.

                   LIQUIDITY AND CAPITAL RESOURCES

    The Company's Bartow processing plant normally operates from early November through late May or June. While the plant is in operation, the inventory of processed juice increases to a level which will cover anticipated sales until the next crop is being harvested and the plant begins operation again. The Company's working capital credit facility is generally utilized to finance these inventories. Borrowings under this credit facility
normally peak in late May or June.   The Company began processing
activities for the 1995-96 season in late October 1995 and completed these activities in May 1996.

    The Company's ability to generate cash adequate to meet its needs, including the financing of its inventories and trade receivables, has been supported primarily by cash flow from operations and periodic borrowings under its primary $40 million credit facility. This facility is secured principally by most of the Company's current assets. The outstanding balance at June 30, 1996 was approximately $35,427,000 and approximately $3,973,000 of additional borrowings were available. The terms of the agreement call for repayment of the principal amount in January 1998; accordingly, it is classified as long-term. The Company anticipates that the working capital facility will be adequately serviced with cash proceeds from operations. Management believes this facility will provide sufficient working capital over the next two years.

    Additionally, the Company had a $10 million short-term capital revolving credit. As of June 30, 1996, the balance on this facility was $3,000,000 and approximately $7,000,000 of additional borrowings were available.

   Current assets increased approximately $20,302,000 as of June 30, 1996 compared to September 30, 1995. The principal component of this was an increase in inventories of approximately $22,463,000 in the first nine months of the current year due to the seasonal
accumulation of inventories.   The Company's accounts receivable
balance decreased approximately $1,293,000 during the nine months ending June 30, 1996. Additionally, there was a decrease in cash and short-term cash investments of approximately $200,000. Advances on fruit purchases decreased approximately $787,000 as the Company processed the purchased fruit and collected these advances.

    Current liabilities increased during the first nine months of fiscal 1996 approximately $3,663,000 compared to September 30, 1995. This increase was due principally to additional borrowings of $3,000,000 on the Company's short-term revolving credit facility to support operations. Also, the current portion of long-term debt increased approximately $521,000 compared to September 30, 1995. Additionally, accounts payable and accrued liabilities increased approximately $142,000.

    Long-term debt increased approximately $21,388,000 during the current nine month period. This was primarily the result of an increase of approximately $18,333,000 in the Company's long-term working capital facility used principally to finance the seasonal accumulation of inventories. Additionally, long-term borrowings under existing mortgages increased approximately $4,639,000 to finance capital improvements. There was a decrease of approximately $1,584,000 which represents principal payments made on long-term debt during the nine month period.

    At June 30, 1996, the Company's outstanding long-term debt was approximately $52,640,000 including the working capital facility of approximately $35,427,000. In addition, current installments of long-term debt were approximately $2,615,000 with the remaining amounts due on various dates over the subsequent twelve years. The Company anticipates that amounts due over the next twelve months will be paid out of working capital. At June 30, 1996, the Company was in compliance with its loan covenants.

    During the first nine months of the current fiscal year, capital expenditures of approximately $1,907,000 were made for the installation of new irrigation systems on 3,553 acres of Company-owned groves. Additional expenditures of approximately $6,161,000 were made during the same period primarily for the purpose of improving the Bartow processing facility. Also during this period, expenditures of approximately $345,000 were made for grove operations equipment. The Company anticipates that these improvements will be financed principally by working capital or by securing additional funds under existing mortgages.

                      OTHER SIGNIFICANT EVENTS

    In October 1995 the United States Department of Agriculture ("USDA") announced a Florida crop estimate of approximately 202,000,000 boxes of round oranges for the 1995-96 season. In July, 1996 the USDA announced the state harvested approximately 203,200,000 boxes of round oranges during the 1995-96 season which is the second largest Florida crop in history.

    In July 1996 the Company purchased the Birds Eye food service
juice business in the United States from Kraft Foods, Inc.   The
Birds Eye business consists of products similar to the Company's existing packaged juices sold to the food service industry.

                     PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 Exhibit No.                  EXHIBIT                  Page No.

  10.24    Second Amendment to the Loan Agreement
           between Orange-co, Inc. and Farm Credit  of
           Southwest Florida, ACA dated May 16, 1996      17

  10.25    Asset  Purchase  Agreement between Kraft
           Foods, Inc. and Orange-co, Inc.                20

   27      Financial Data Schedule (Electronic  Filing
           Only)





                             SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ORANGE-CO, INC.
                                  (Registrant)


   Date: August 13, 1996        By: /s/Gene Mooney
                                  ----------------------------
                                  Gene Mooney
                                  President and
                                  Chief Operating Officer


   Date: August 13, 1996        By: /S/Dale A. Bruwelheide
                                  ---------------------------
                                  Dale A. Bruwelheide
                                  Vice President and
                                  Chief Financial Officer