Form 10-K
period 1996-09-30
ORANGE CO INC /FL/
filed 1996-12-23
CIK 4507

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C. 20549
                                FORM 10-K
(Mark One)
(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934                                            (FEE REQUIRED)

     For the Fiscal Year Ended September 30, 1996

                                    OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934                                (FEE REQUIRED)

     For the transition period from ___________ to ___________

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

                             Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                 [ ]
Aggregate market value of the common stock held by non-affiliates of Registrant at December 4, 1996 (based on the closing price on December 4, 1996): $37,834,313.

Number of shares outstanding of common stock, $.50 par value, as of December 4, 1996: 10,301,975 shares

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in
Part III of this Annual Report on Form 10-K: Proxy Statement for the 1996 Annual Meeting of Stockholders - Items 10, 11, 12 and 13



                           ORANGE-CO, INC.
                       INDEX TO ANNUAL REPORT
                            ON FORM 10-K

                                                            PAGE NO.
Part I

   Item  1  -   Business                                       3

   Item  2  -   Properties                                    11

   Item  3  -   Legal Proceedings                             11

   Item  4  -   Submission of Matters to a Vote of Security
                Holders                                       11

Part II

   Item  5  -   Market for the Registrant's Common Stock
                and Related Shareholder Matters               12

   Item  6  -   Selected Financial Data                       12

   Item  7  -   Management's Discussion and Analysis of
                Financial Condition and Results of Operations 14

   Item  8  -   Financial Statements and Supplementary Data   23

   Item  9  -   Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure        41

Part III

   Item 10  -   Directors and Executive Officers of the
                Registrant                                    42

   Item 11  -   Executive Compensation                        42

   Item 12  -   Security Ownership of Certain Beneficial
                Owners and Management                         42

   Item 13  -   Certain Relationships and Related
                Transactions                                  42

Part IV

   Item 14  -   Exhibits, Financial Statement Schedule and
                Reports on Form 8-K                           43

                              PART 1
Item 1.  BUSINESS

OVERVIEW

     Orange-co, Inc. and subsidiaries (the "Company") is an integrated citrus company primarily engaged in growing and processing citrus products as well as packaging and marketing these products and other beverages. As of November 30, 1996, the Company owned and managed approximately 16,006 acres of Florida citrus groves and the fruit harvested therefrom. The production from these groves is principally used in the Company's citrus processing operations in Bartow, Florida (the "Bartow Plant"). This processing facility has concentrate, blending, single strength not from concentrate ("NFC") juice, by-products, packaging and storage operations providing the versatility to make many citrus and related beverage products for sale in a variety of markets. The Company also packages and sells non-citrus beverages to complement the citrus related products supplied to its customers in the food service business. Additionally, the Company offers a line of formulated citrus and non-citrus beverage bases for reconstitution by industrial and retail packers. The Company entered the formulated beverage base business in August 1993 with the purchase of all of the capital stock of International Fruit, Inc.

     The Company's processed juice production has typically varied from season to season depending on the size of the Florida crop, the Company's crop and other conditions in the industry. The Florida citrus industry experiences fluctuations, which can be wide ranging, in the size of the citrus crop harvested from season to season causing fluctuations in citrus juice prices and therefore presenting significant variations in industry economic conditions and opportunities. The Company's fruit production from its groves has fluctuated in a manner similar to the Florida citrus industry. It is anticipated that the continuing rehabilitation of the Company's groves, located in DeSoto, Charlotte and Polk Counties, Florida, which began in 1992, will provide relatively more fruit from the Company's groves in the coming years as these efforts take effect. As the Company enters the 1996-97 season, the United States Department of Agriculture ("USDA") has announced an anticipated Florida crop of approximately 220,000,000 boxes of round oranges.
It is uncertain what the effect of this size crop will be on the Company's results for the 1996-97 fiscal year. The 1995-96 crop was determined to be 203,200,000 boxes.

     In May 1992, Stoneridge Resources, Inc. ("Stoneridge"), which then owned approximately 52% of the Company's outstanding common shares, sold those shares to Ben Hill Griffin, Inc. and an affiliate, who collectively held approximately 51% of those shares as of September 30, 1996. Ben Hill Griffin, Inc. is a privately owned agribusiness corporation located in Frostproof, Florida.

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

     During fiscal 1996 the Company sold the remaining assets of its Mexican subsidiary OrancoMex S.A. de C.V. This subsidiary last operated in 1992. The assets of the subsidiary represent less than 1/2 of 1% of the Company's assets at time of the final sale.

SALES BY PRODUCT LINE

     The following table sets forth the Company's sales by product line for the past three years (in thousands).

                                         Years Ended September 30,
                                         1996       1995      1994
 Beverage Division                     $114,035   $106,894   $72,637
 Grove Management Division                5,095      4,431     4,119
                                       --------   --------   -------
 Sales from Continuing Operations       119,130    111,325    76,756
 Discontinued Petroleum Division            -          -      12,986
                                       --------   --------   -------
 Total Sales                           $119,130   $111,325   $89,742
                                       ========   ========   =======

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

     The production of this facility over the past five years as measured by boxes processed is as follows:

    YEAR           BOXES PROCESSED
 1991-92            3,204,000
 1992-93            8,149,000
 1993-94            9,296,000
 1994-95            9,597,000
 1995-96            9,978,000

     Over the past five years the Company has increased its processing activity. This has resulted primarily from a decision by the Company to obtain fruit from sources in addition to the Company's groves through purchase contracts and participation agreements. In addition the Company has increased the capacity of its Bartow processing facility.

     Additionally, in fiscal 1993-94 the Company expanded its bulk concentrate storage capacity by approximately 3.8 million gallons providing a total storage capacity of approximately 7.5 million gallons of bulk frozen concentrated juices.

     The Company packages a substantial portion of the processed concentrate in various containers for sale to major food service companies for ultimate distribution to restaurants, hotels, hospitals and other food service customers. The remainder of the concentrate is sold in bulk to dairies and other industrial users. Additionally, a portion of the fruit is processed into NFC juice products. The Company does from time to time, depending upon conditions then existing in the citrus industry, decide to vary its sales mix.

     Within the food service market, the Company also provides a full line of beverage products to supplement its traditional emphasis on orange juice. The

Company's product line also includes several types of juices, including; orange, grapefruit, non-citrus beverages such as grape, apple, cranberry, fruit punch and lemonade, a variety of 10% to 50% juice base drinks, and liquid concentrated tea.

     In July 1996 the Company purchased the Birds Eye and Gold'N' Rich business, constituting the frozen concentrated juice products for the foodservice business in the United States, its territories, Puerto Rico and the U.S. Military operating as a going concern. Included in this purchase was a partial assignment of the rights to use the Birds Eye trademark in the territory previously mentioned.

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

            Bartow       Bartow
            Plant:       Plant:
            Processed    Processed
            Orange       Grapefruit
 Season     Juice        Juice       Total

 1991-92   4,405,788     29,884    4,435,672
 1992-93   6,779,429    479,954    7,259,383
 1993-94   7,138,798    968,449    8,107,247
 1994-95   7,132,492    844,309    7,976,801
 1995-96   7,777,916    652,693    8,430,609


     The sales prices for bulk citrus juice sold by the Company are determined by market prices which in the past have been subject to fluctuations which are expected to continue. The Company has, from time to time, used the frozen concentrate orange juice futures market to hedge fruit, FCOJ inventory, and purchase and sales commitments against such fluctuations.

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

     The Company operates a cold storage facility at Bartow, Florida, which is certified by the United States Customs Service for duty deferred customs storage and by the New York Cotton Exchange as a delivery point for FCOJ futures contracts. As previously mentioned the Company expanded this facility in February, 1994 by 3.8 million gallons to a total capacity of 7.5 million gallons of concentrate.

THE GROVES

     As of November 30, 1996, the Company owned approximately 13,034 acres of citrus groves and also managed approximately 2,972 acres of citrus groves owned by other growers (collectively, the "Groves"). The Groves constitute approximately 1.9% of Florida's total grove acreage which is reported to be 853,742 acres. The following table lists the locations of the Groves by county and the approximate number of acres of groves owned by the Company or managed by the Company for other growers in Florida as of the year ended November 30, 1996.

 LOCATION            GROVES       GROVES
                     OWNED        MANAGED
 Polk County            385         -
 DeSoto County       11,785       2,734
 Charlotte County       864         238
                     ------       -----
 Totals              13,034       2,972
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

                                                          Average
 Season       Owned         Managed         Total         Production
              Groves        Groves          Production    Per Acre (1)
                  (in Acres)                        (in boxes)
 1991-92      11,129         2,494          3,903,000     287
 1992-93      11,583         2,544          4,160,000     294
 1993-94      11,523         2,695          3,542,218     249
 1994-95      11,367         2,611          5,057,925     362
 1995-96      11,023         2,396          4,919,459     367

<F1>
   (1)Calculated by dividing total production by total number of productive grove acres owned and managed as of September 30, 1992, 1993, 1994, 1995 and 1996.


    The following table lists the actual Florida crop of round oranges over the past five seasons expressed in the number of ninety pound boxes.

 SEASON        NINETY POUND BOXES
 1991-92          139,800,000
 1992-93          186,500,000
 1993-94          174,200,000
 1994-95          205,400,000
 1995-96          203,200,000

     As previously mentioned, the USDA has announced an anticipated Florida orange crop of approximately 220,000,000 boxes of round oranges for the 1996-97 season.

     In addition to productive grove acreage, as of November 30, 1996, the Company owns approximately 6,855 acres of land, much of it in the vicinity of the Groves, of which approximately 2,759 acres are prepared for citrus planting, approximately 2,487 acres are suitable for cultivation and 1,609 acres are used as water retention areas, roadways and similar ancillary uses or are unusable.

     The Company's plan calls for, among other actions, the continued rehabilitation of its citrus acreage thereby increasing productivity, cash flow and market values. During fiscal 1991 the Company completed the rehabilitation of 320 acres of the Groves. During fiscal 1992 through fiscal 1996, the Company accelerated its rehabilitation of the Groves by planting approximately 603,000 trees and installing improved irrigation systems covering approximately 6,444 acres through fiscal 1996.

     During the past four seasons, substantially all of the fruit harvested from the Groves was used in the Company's processing plant. Most of the 1996-97 crop from the Groves is expected to be used in the Company's processing plant.

GROVE MANAGEMENT

     In addition to caring for its own groves, the Company provides grove care, harvesting and marketing services for groves owned by others. The Company's grove care services include periodic application of fertilizers, herbicides and pesticides, monitoring for diseases and pests, liaison with local water control districts as to irrigation and drainage requirements and monitoring rainfall and temperature information. In addition to performing these services as part of a standard-care contract, the Company also performs other custom-care services, including trimming, topping, application of soil conditioners, reshaping of beds and replacement of damaged or dead trees on an "as needed" basis. As of November 30, 1996 the Company managed 2,321 acres on a standard-care basis and 651 acres on a custom-care basis.

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

EMPLOYEES

     As of November 30, 1996, the Company employed approximately 250 full-time, non-seasonal employees in production-related activities, including its operations at the Bartow Plant and its grove management operations. The Company also employs approximately 90 administrative personnel. The number of employees increases to approximately 480 during the Company's peak period of operations. Management believes that relations between the Company and its employees are good.

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

     The Company has from time to time used the FCOJ futures market to hedge fruit and FCOJ inventory to reduce price risk. Under this program the Company may enter into sales contracts on the FCOJ futures market in relation to its current and future orange juice concentrate inventories to offset anticipated fluctuations in concentrate prices, thereby protecting margins in advance of actual sale and delivery. Additionally, the Company may enter into purchase contracts for FCOJ on the futures market to reduce the price risk and assure an adequate supply of purchased FCOJ.
The Company maintains accounts with brokers which have deposit maintenance requirements that can fluctuate as a result of changes in the price of FCOJ futures, which can affect liquidity.

GOVERNMENTAL REGULATIONS Fresh citrus fruit and processed juice are produced and marketed under strict federal and state regulations and supervision. The Company has experienced no difficulties in complying with these regulations.

     All property in the State of Florida is subject to the jurisdiction of water management districts which manage water to maximize its supply, quality and flood protection. Currently all necessary water permits have been obtained for the Groves. In the event of a water shortage, the water management districts have the authority to restrict water usage in the Groves which could have a material adverse effect upon the Groves and their production of fruit. Certain of the Groves are also located within local water management districts which are established either by the Florida Department of Natural Resources or by the landowners themselves. The water management districts primarily regulate the drainage and irrigation of the lands within each district and make annual assessments on the landowners for the costs of related improvements, maintenance and operations.

     Certain provisions of the Immigration Reform and Control Act of 1986 could limit the availability of seasonal labor necessary to harvest the Company's crops. The Company has not experienced a shortage of seasonal labor to date and does not anticipate a shortage during the 1996-97 season.

     During fiscal 1996 and 1995 the Company spent approximately $505,000 and $231,000 respectively, on its spray field system for disposing of waste water at the Bartow facility and on other environmental matters of which approximately $335,000 was capitalized during fiscal 1996. The Company anticipates the expenditure of approximately an additional $500,000 during fiscal 1997 on the new system and other environmental matters.

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

COMPETITION The Company competes with numerous growers and processors, some of which are larger than the Company. Price, quality and marketing are the principal competitive factors in selling processed juices. The Company believes that its production capacity and efficiencies, when fully utilized, enhance its ability to compete. Because of the size of the domestic citrus industry, no individual grower or processor can exercise appreciable influence over the selling price of the Company's bulk citrus products nor the price of its fruit. However, the market for the Company's value-added beverage products sold to food service customers is characterized by fewer producers, some of which are significantly larger than the Company and can influence the market price for these products. Although the Company accounted for approximately 5.9% of Florida FCOJ production during the 1995-96 season, several other producers accounted for greater percentages. Foreign processors of concentrate, particularly Brazilian, are believed to produce concentrate at a lower cost than that produced in the United States. Brazilian processors may also receive subsidies from the Brazilian government to which there are no comparable benefits received by domestic processors. The effect of these cost advantages is partially diminished by a United States import tariff.
Nevertheless, because of the volume of their exports to the United States and other countries and their lower cost of production, Brazilian producers may affect the selling prices for concentrate, and Brazilian exports of concentrate have been viewed by many in the industry as a competitive threat to domestic processors. Even so, the Company considers Brazilian exports to be a potential source of supply during periods when domestic citrus products are unavailable or in short supply. The Company believes that the continued development of markets for concentrate, such as Japan and Europe, may offset to some extent the impact of Brazilian competition.

   The North American Free Trade Agreement ("NAFTA") with Mexico, which was implemented in January 1994, provides for the elimination of United States tariffs on citrus products imported into the United States from Mexico over a 15 year period which could increase competition for domestic suppliers.

     The Company has several registered trademarks which are not currently in use. As previously mentioned the Company obtained the Birds Eye and the Gold 'N' Rich trademarks for use in the foodservice juice business.

FOREIGN AND DOMESTIC OPERATIONS The Company derived approximately
8.3% 13.6%, and 15.2% of its revenue from foreign sales during fiscal 1996, 1995, and 1994 respectively. All of the Company's foreign sales are from its Florida operations.

     Substantially all of the Company's assets are located in the State of Florida.

BUSINESS SEGMENTS During fiscal 1996 and 1995 the Company's gross sales, net income and assets were wholly attributable to its citrus business only. The Company has two customers that accounted for 20.5% and 17.6% of the citrus segment's revenue for fiscal 1996. Relationships between the Company and these two customers are currently good and are expected to remain so. All other customers in the citrus segment individually account for less than 10% of total sales for this segment. For further information on significant customers over 10% of total Company Sales see Note 1 of the Notes to Consolidated Financial Statements "Summary of Significant Accounting Policies".

Item 2.   PROPERTIES

     The following table sets forth certain information regarding the principal properties owned by the Company and its wholly owned subsidiaries as of November 30, 1996.

 Location                    General Character        Approximate Size
 Polk, Charlotte and         Citrus groves and        19,653 acres
 DeSoto, Counties, FL(1)     related acreage

 Bartow, FL (1)              Citrus processing plant  514 acres
                                                      80,000 boxes per day
                                                      average capacity

                             Concentrate storage      7,500,000 gallon
                             facility                 storage capacity


 DeSoto County, FL           Undeveloped land         967 acres

<F1>
(1)Portions of these properties are encumbered by certain mortgages.

     Management believes that the Company's Bartow plant and related storage facilities are in good operating condition and are adequate to support its current operations.

     The Company has a program to consolidate certain of its grove holdings into more contiguous and efficient parcels and has begun the rehabilitation of selected parcels through the installation of more effective irrigation systems and significant replanting of citrus trees. The Company has also committed to certain other improvements including those to its Bartow citrus processing facility (See Management's Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Resources).

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

 Fiscal 1996         High      Low
 First Quarter       $8-1/4    $7-1/8

 Second Quarter       9-3/8     7-1/2

 Third Quarter        9-1/8     7-3/4

 Fourth Quarter       8-1/8     7-3/4

 Fiscal 1995          High      Low

 First Quarter       $5-5/8    $5-1/8

 Second Quarter       6-1/4     5-3/8

 Third Quarter        6-3/4     6

 Fourth Quarter       7-7/8     6-1/4

     On November 30, 1996 there were approximately 4,589 named holders of record of the Company's common stock.

     On December 19, 1996 the Company declared a divdend of $.10 per common share to be paid on February 3, 1997 for shareholders of record as of January 20, 1997. On February 1, 1996 the Company paid a dividend of $.10 per common share. Prior to 1996 the Company had last paid a dividend of $.02 per share on its common stock in November of 1988.


ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data as of and for the years ended September 30, 1996, 1995, 1994, 1993 and 1992, have been derived from the audited financial statements of the Company. Sales and net income from continuing operations before income taxes reflect the treatment of the Petroleum Division as a discontinued operation on a consistent basis. The following data should be read


                           -12-

in conjunction with, and is qualified in its entirety by reference to, the financial statements and the accompanying notes contained elsewhere in this report under the heading "Financial Statements and Supplementary Data".

      Years Ended September 30, 1996, 1995, 1994, 1993, and 1992,
                              Historical(1)
               (in thousands, except per share data)
                                 1996       1995    1994    1993     1992
STATEMENT OF OPERATIONS DATA
 Sales                          $119,130  $111,325  $76,756  $71,938  $79,890
                                ========  ========  =======  =======  =======
 Income from continuing
 operations before income
 taxes                          $ 14,487  $  14,776  $ 5,886 $ 3,759  $10,298
                                ========  =========  ======= =======  =======

 Net income                     $ 10,091  $   9,135  $ 3,345 $ 1,088  $ 7,981
                                ========  =========  ======= =======  =======

 Net income per common share    $    .98  $     .89  $   .32 $   .11  $   .78
                                ========  =========  ======= =======  =======

                 As of September 30, 1996,1995, 1994, 1993, and 1992
                                   (in thousands)

                            1996     1995     1994    1993     1992
BALANCE SHEET DATA
 Total assets             $199,695  $171,441  $169,404 $139,802  $136,295
                          ========  ========  ======== ========  ========
 Long-term debt (less
 current portion)         $ 46,663  $ 31,252  $ 38,499 $ 19,683  $ 21,437
                          ========  ========  ======== ========  ========

 Stockholders' equity     $109,011  $ 99,932  $ 90,797 $ 87,452 $ 86,090
                          ========  ========  ======== ======== ========

<F1>
     (1)Not covered by accountant's report.

   On December 19, 1996 the Company declared a dividend of $.10 per common share to be paid on February 3, 1997 for shareholders of record as of January 20, 1997. On February 1, 1996 the Company paid a dividend of $.10 per common share. Prior to 1996 the Company had last paid a dividend of $.02 per share on its common stock in November 1988.

ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

FISCAL 1996 VERSUS FISCAL 1995

     The discussion that follows is based on the Consolidated Statements of Operations and compares the results of the Company's continuing operations for the year ended September 30, 1996 to the Company's continuing operations for the year ended September 30, 1995.

     The following table reflects changes in sales, cost of sales and gross profit by division and other changes in the Statements of Operations through net income.

   Year Ended September 30, 1996 vs. Year Ended September 30, 1995
                        Increases/(Decreases)
                             (in thousands)
                                                 Cost of
                                                 Goods        Net
                                      Sales      Sold        Change
 Beverage Division . . . . . . . .    $7,141      $5,653     $1,488
 Grove Management Division . . . .       664         510        154
                                      ------      ------     ------
 Gross Profit .. . . . . . . . . .    $7,805      $6,163     $1,642
                                     ======      ======
 Other costs and expense, net:
      Selling, general and administrative . . . . . . . .      (596)
      Gain on disposition of property and equipment . . .    (1,004)
      Other expense  . . .. . . . . . . . . . . . . . . .       112
 Interest . . . . . .. . . . . . . . . . . . . . . . . . .     (443)
                                                             -------
 Income before income tax  . . . . . . . . . . . . . . . .     (289)
 Income tax expense  . . . . . . . . . . . . . . . . . . .    1,245
                                                             -------
 Net income  . . . . . . . . . . . . . . . . . . . . . . .   $  956
                                                             =======

RESULTS OF OPERATIONS
                          SALES

     Total net sales from operations increased approximately $7,805,000 or 7.0% for the fiscal year ended September
30, 1996 compared to the prior year ended September 30, 1995. The principal increase of approximately $7,141,000 occurred in the Beverage Division. The Grove Management Division sales increased approximately $664,000 compared to the prior year.

BEVERAGE DIVISION The Beverage Division sales increased approximately $7,141,000 during fiscal 1996 compared to the prior year. The principal component of this increase was an increase of approximately $7,373,000 as a result of higher prices for bulk citrus juice products sold compared to the prior year. Additionally, there was an increase of approximately $2,857,000 in the revenues from the Company's bulk citrus juice products due to higher volumes of products sold. The increases in volumes were due primarily to an improving sales program for the bulk citrus juice products. In October 1995 the United States Department of Agriculture ("USDA") announced a Florida crop estimate of approximately 204,000,000 of round oranges for the 1995-96 season which was approximately the same as the 1994-95 crop of 205,400,000 boxes of round oranges. This 1995-96 estimate by the USDA was revised at the end of the season to approximately 203,200,000 boxes of round oranges which is the third largest

Florida crop in history. As we enter the 1996-97 season the USDA has estimated this crop at 220,000,000 boxes which, if true, will be the highest Florida orange crop in history and could have a significant impact on the prices for bulk orange concentrated juices for fiscal 1996-97.

     Sales of the Company's packaged citrus juices increased approximately $1,138,000 during fiscal 1996 compared to the prior year. Higher prices accounted for an increase in revenues of approximately $592,000 during fiscal 1996. Additionally, an increase in the revenues of approximately $546,000 compared to the prior year resulted from higher volumes of these products being sold.

     The Company's non-orange packaged juices and drink base sales increased approximately $4,798,000 during fiscal 1996 compared to the prior year. Increases in the volume of sales of these products accounted for increases of approximately $3,268,000. The principal increase in volume of these products resulted from the purchase of the Birds Eye food service juice business in July 1996. Additionally, increased prices of these products accounted for approximately $1,530,000 increases in sales.

     Partially offsetting these increases were decreases in revenues from the sale of the Company's citrus by-products, including, feed, pulp cells, and citrus oils of approximately $5,239,000 during fiscal 1996 compared to the prior year. The principal component of this decrease in sales of approximately $4,556,000 resulted from a decrease in volume of sales. Additionally, sales of these products decreased approximately $683,000 as a result of decreased prices during fiscal 1996 compared to the prior year. During fiscal 1996 the market for these by-products weakened significantly due to higher production in the industry.

     Storage, handling, processing citrus for customers under contract, and other revenues decreased approximately $3,786,000 during fiscal 1996 as a result of a decrease in the volume of these services performed compared to the prior year.

GROVE MANAGEMENT DIVISION Grove Management Division revenues increased approximately $664,000 or 15.0% during fiscal 1996 compared to the prior year. The principal increase during fiscal 1996 of approximately $442,000 was due to an increase in caretaking revenues. Additionally, revenues from the sale of fruit to third parties increased by approximately $268,000 during fiscal 1996 compared to the prior year. Partially offsetting these increases was a decrease of approximately $46,000 in harvesting revenues.

                            GROSS PROFIT

     Gross profit for fiscal 1996 increased approximately $1,642,000 or 8.2% compared to the prior year. The Beverage Division provided an increase in gross profit of approximately $1,488,000 and the Grove Management Division gross profit increased approximately $154,000 compared to the prior year.

BEVERAGE DIVISION Gross profit of the Beverage Division increased approximately $1,488,000 as previously mentioned. The principal increase in gross profit of approximately $5,968,000 resulted from the sales of bulk citrus juice products. Of this increase approximately $7,373,000 resulted primarily from higher prices compared to the same period in the prior year. Additionally, the increase in the volume of sales of bulk citrus products previously mentioned provided an increase in gross profit of approximately $596,000. Partially offsetting these increases was a decrease in gross profit of approximately $2,001,000 as a result of higher costs of raw fruit and purchased concentrate used in the production of bulk citrus products during fiscal 1996 compared to the prior year.

     The Company has in the past utilized and may in the future utilize the FCOJ futures market to hedge fruit inventory, anticipated requirements and sales commitments of FCOJ. The effects of this hedging activity, if any, are reflected in sales or in the cost of inventories and flow through in the Consolidated Statements of Operations as the associated products are sold. As of September 30, 1996 the Company held contracts for FCOJ futures with unrealized gains of approximately $37,000 which would have been realized if said positions had been prematurely liquidated on that date. These unrealized gains are based upon the closing market price of equivalent futures obligations and do not necessarily represent prices at which the Company expects to sell the FCOJ.

     Gross profit from the sale of the Company's packaged citrus juice products increased approximately $387,000 during fiscal 1996 compared to the prior year. Increases in prices of these products sold accounted for an increase in gross profit of approximately $592,000. This increase was reduced approximately $205,000 principally as a result of higher costs.

     Gross profit from the sale of the Company's non-orange packaged juices and drink base products increased approximately $104,000 as a combined result of increased price offset by higher cost of production on higher volumes.

     The sale of the Company's by-products provided a decrease in gross profit of approximately $4,311,000 during fiscal 1996 compared to the prior year. The principal decrease of approximately $3,394,000 resulted from decreased volumes of these by-products sold. Additionally, gross profit on these by-products decreased approximately $917,000 as a combined result of lower prices and higher production costs compared to the prior year.

     Gross profit from storage, handling and other activities decreased by approximately $660,000 principally due to decreases in volume of these activities.

GROVE MANAGEMENT DIVISION Grove Management gross profit increased approximately $154,000 during fiscal 1996 compared to the prior year. The increase was primarily due to increased sales of fruit to third parties and grove caretaking activities.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased approximately $596,000 or 13.0% for fiscal 1996 compared to the prior year. Of this increase approximately $332,000 resulted from an increase in salary and benefit costs compared to the prior year. Additionally there was an increase in other costs of approximately $264,000 compared to the prior year.

        GAIN/(LOSS) ON DISPOSITION OF PROPERTY AND EQUIPMENT

     The gain on the disposition of property and equipment decreased approximately $1,004,000 for the fiscal year ended September 30, 1996 compared to the prior year. The principal reasons for this decrease were a gain of approximately $453,000 on the involuntary conversion of certain assets in fiscal 1995. (See Note 8 "Nonrecurring Gains And Losses" of the Notes to the
Consolidated Financial Statements) and a gain of approximately $385,000 on the disposition of certain commercial properties for which there was no comparable activity for the year ended
September 30, 1996.

                             OTHER

     Other costs decreased approximately $112,000 in fiscal 1996 compared to the prior year as a result of a charge for a valuation adjustment of certain idle properties of approximately $591,000 in fiscal 1995 for which there was no comparable activity in fiscal 1996. This charge was partially offset by business interruption insurance proceeds received of approximately $450,000 for losses incurred from the previously mentioned involuntary conversion during the prior year. (See Note 8 "Nonrecurring Gains" of the Notes to the Consolidated Financial Statements.)

                       INTEREST EXPENSE

     Interest expense increased by approximately $443,000 or 27.4% in fiscal year 1996 compared to the prior year. The primary reason for this increase of approximately $644,000 was due to an increase in the average outstanding debt. Additionally, an increase of approximately $19,000 was due to an increase in interest rates. Partially offsetting these increases were an increase in capitalized interest of approximately $177,000 and a decrease in amortization of deferred loan costs and other related expenses of approximately $43,000 during fiscal 1996 compared to the prior year.

                     OTHER SIGNIFICANT EVENTS

     As previously mentioned, the USDA has announced an anticipated Florida orange crop of approximately 220,000,000 boxes of round oranges for the 1996-97 season.

     The Company's sales or costs were not impacted significantly by the effects of general price level inflation during fiscal 1996.

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

       Year Ended September 30, 1995 vs. Year Ended September 30, 1994
                            Increases/(Decreases)
                              (in thousands)
                                                 Cost of
                                                 Goods        Net
                                      Sales      Sold        Change
 Beverage Division . . . . . . . .    $34,257    $25,193     $9,064
 Grove Management Division . . . .        312        372        (60)
                                      -------    -------     -------
 Continuing operations . . . . . .    $34,569    $25,565      9,004
                                      =======    =======
 Other costs and expense, net:
      Selling, general and administrative . . . . . . . .      (546)
      Gain on disposition of property and equipment . . .       542
      Other expense  . . .. . . . . . . . . . . . . . . .      (183)
 Interest . . . . . .. . . . . . . . . . . . . . . . . . .       73
                                                             -------
 Income from continuing operations . . . . . . . . . . . .    8,890
 Provision for income taxes from continuing operations . .   (3,148)
                                                             -------
 Net income from continuing operations . . . . . . . . . .   $5,742
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

BEVERAGE DIVISION The Beverage Division sales increased approximately $34,257,000 during fiscal 1995 compared to the prior year. The principal component of this increase was an increase of approximately $22,215,000 in the revenues from the Company's bulk citrus juice products due to higher volumes of products sold. The increases in volumes were due primarily to an improved sales program for the bulk citrus juice products and a higher level of carryover inventory from the prior year. These increases in volume of bulk citrus products sold during fiscal 1995 were partially offset by decreases in prices for these products of approximately $1,162,000 compared to the prior year. In October 1994 the United States
Department of Agriculture ("USDA") announced a Florida crop estimate of approximately 196,000,000 boxes of round oranges for the 1994-95 season which was significantly larger than the 1993-94 crop of 174,200,000 boxes of round oranges. This 1994-95 estimate by the USDA was revised at the end of the season to approximately 205,400,000 boxes of round oranges which was the second largest Florida crop in history.

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

GROVE MANAGEMENT DIVISION Grove Management Division revenues increased approximately $312,000 or 7.6% during fiscal 1995 compared to the prior year. The principal increase during fiscal 1995 of approximately $509,000 was due to an increase in harvesting revenues as a result of the larger crop. Additionally, there was an increase in revenues from grove caretaking activities of approximately
$211,000. Revenues from the sale of fruit to third party packers and processors decreased by approximately $408,000 during fiscal
1995 compared to the prior year.

                        GROSS PROFIT

     Gross profit for fiscal 1995 increased approximately $9,004,000 or 81.0% compared to the prior year. The Beverage Division provided an increase in gross profit of approximately $9,064,000 which was only slightly offset by a decrease in gross profit of approximately
$60,000 in the Grove Management Division.

BEVERAGE DIVISION Gross profit of the Beverage Division increased approximately $9,064,000 as previously mentioned. The principal increase in gross profit of approximately $4,660,000 resulted from the sales of bulk citrus juice products. Of this increase approximately $4,108,000 resulted primarily from lower costs of raw fruit and purchased concentrate used in the production of bulk citrus products during fiscal 1995 compared to the prior year.
Additionally, the increase in the volume of sales of bulk citrus products previously mentioned provided an increase in gross profit of approximately $1,714,000. Partially offsetting these increases was a decrease in gross profit of approximately $1,162,000 as a result of lower prices compared to the prior year.

     The Company has in the past utilized and may in the future utilize the FCOJ futures market to hedge fruit inventory, anticipated requirements and sales commitments of FCOJ. The effects of this hedging activity, if any, are reflected in sales or in the cost of inventories and flow through in the Consolidated


Statements of Operations as the associated products are sold. As of September 30, 1995 the Company held contracts for FCOJ futures with unrealized gains of approximately $86,000 which would have been realized if said positions had been prematurely liquidated on that date. These unrealized gains are based upon the closing market price of equivalent futures obligations and do not necessarily represent prices at which the Company expected to sell the FCOJ.

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


                                  OTHER

     Other costs increased approximately $183,000 in fiscal 1995 compared to the prior year as a result of a charge for a valuation adjustment of certain idle properties of approximately $591,000.
This charge was partially offset by business interruption insurance proceeds received of approximately $450,000 for losses incurred from the previously mentioned involuntary conversion. (See Note 8
"Nonrecurring Gains" of the Notes to the Consolidated Financial
Statements.)  There was no comparable activity in the prior year.

                           INTEREST EXPENSE

     Interest expense decreased by approximately $73,000 or 4.4% in fiscal year 1995 compared to the prior year. The primary reason for this decrease was a reduction of approximately $101,000 due to an increase in interest income earned during fiscal 1995.
Additionally, interest on outstanding debt decreased approximately
$43,000 due to lower outstanding balances, and capitalized interest increased approximately $22,000. Also, amortization of deferred loan costs and other related expenses decreased approximately
$43,000 during fiscal year 1995. Offsetting these reductions was an increase of approximately $136,000 due to an increase in interest rates during fiscal year 1995 as compared to the prior year.

                        OTHER SIGNIFICANT EVENTS

     As previously mentioned, the USDA has announced an anticipated
Florida orange crop of approximately 202,000,000 boxes of round oranges for the 1995-96 season. In July the USDA revised this estimate to approximately 203,200,000.

     The Company's sales or costs were not impacted significantly by the effects of general price level inflation during fiscal 1995.

                      LIQUIDITY AND CAPITAL RESOURCES

     The Company's Bartow processing plant normally operates from early November through late May or June. While the plant is in operation, the inventory of processed juice increases to a level which will cover anticipated deliveries until the following November when the plant begins operation again. The Company's working capital credit facility is generally utilized to finance these inventories. Borrowings under this credit facility normally peak in late May or June. The Company began processing activities for the 1995-96 season in late October and completed processing of fruit in May.

     The Company's ability to generate cash adequate to meet its needs, including the refinancing of its inventories and trade receivables, has been supported primarily by cash flow from operations and periodic borrowings under its $40 million credit facility. This facility is secured principally by most of the Company's current assets. The outstanding balance at September 30, 1996 was approximately $21,086,000 and approximately $13,673,000 of additional borrowings were available under this facility. The interest rate is variable based upon the financial institution's cost of funds plus a margin. The terms of this agreement call for repayment of the principal amount in April 1998; accordingly, it is classified as long-term. As of November 30, 1996, the Company's outstanding balance was approximately $16,997,000. The Company anticipates that the working capital facility will be adequately serviced with cash proceeds from operations.


     Additionally, as of September 30, 1996 the Company had an additional $10 million short-term capital revolving credit facility to provide interim financing for capital projects and additional working capital. As of September 30, 1996 there was no outstanding balance on this facility. The interest rate on this facility is variable based upon the financial institution's cost of funds plus a margin.

     Current assets increased approximately $12,684,000 as of September 30, 1996 compared to September 30, 1995. The principal component of this was an increase in inventories of approximately
$6,081,000 in the current year due principally to higher costs.
The Company's accounts receivable balance increased approximately
$5,288,000 compared to the prior fiscal year due principally to increased sales. There was an increase in cash and short-term cash investments of approximately $663,000 and advances on fruit purchases decreased approximately $70,000. Additionally, there was an increase of approximately $737,000 in current deferred income taxes compared to the prior year.

     Current liabilities increased approximately $3,339,000 during fiscal 1996 compared to the fiscal year ended September 30, 1995.
The principal component of this increase was a $1,561,000 increase in current installments of long-term debt. There was an increase of approximately $1,778,000 in accounts payable and accrued liabilities as a result of incidental differences in the timing of the payment of participation and various trade accounts.

     At September 30, 1996 the Company's outstanding long-term debt was approximately $46,663,000 including the working capital facility of approximately $21,086,000. In addition, current installments of long-term debt were approximately $3,655,000 with the remaining amounts due on various dates over the subsequent twelve years. The
Company anticipates that amounts due over the next twelve months will be paid out of working capital. At September 30, 1996, the Company was in compliance with its loan covenants.

    The company completed the installation of new irriagation systems for 1,224 acres of Company-owned Joshua, Polk County, and Bermont groves during fiscal 1996 at a cost of approximately
$838,000. New irrigation systems for an additional 2,622 acres and other projects are currently under construction for which approximately $2,265,000 have been expended to date. In addition, citrus groves costing approximately $578,000 were purchased during fiscal 1996, and costs of caring for newly planted trees in the amount of approximately $2,371,000 were capitalized.
Additional expenditures of approximately $10,896,000 were made during the current year primarily for the purpose of improving the efficiency and capacity of the Bartow processing facility. Also during fiscal 1996 expenditures of approximately $823,000 were made for grove operations equipment other than for irrigation. The Company anticipates that these improvements will be financed principally from working capital or by securing additional funds under existing mortgages.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX

                                                              Pages

(1) Financial Statements.

    The Company's Financial Statements included in Item 8 hereof, as required at September 30, 1996, 1995 and 1994.

    Report of Independent Certified Public Accountants            24

    Consolidated Balance Sheets                                   25

    Consolidated Statements of Operations                         26

    Consolidated Statements of Cash Flows                         27

    Consolidated Statements of Stockholders' Equity               28

    Notes to Consolidated Financial Statements                    29-40

(2) Financial Statement Schedule. Financial Statement
    Schedule of the Company appended hereto, as required at September 30, 1996, 1995 and 1994.

    Schedule VIII-Allowance for Doubtful Accounts                 41

(3) All other schedules to the Consolidated Financial
    Statements required by Article 12 of Regulation S-X are not required under the related instruction or are inapplicable and therefore have been omitted.



               INDEPENDENT AUDITORS REPORT



The Board of Directors and Stockholders
Orange-co, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Orange-co, Inc. and subsidiaries as of September 30, 1996, and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1996. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 8 (2) herein. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orange-co, Inc. and subsidiaries as of September 30, 1996 and 1995, and results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996, in conformity with generally accepted accounting principles.
Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/KPMG Peat Marwick LLP
------------------------
KPMG Peat Marwick LLP



Orlando, Florida
December 4, 1996



                   ORANGE-CO, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
             SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                            (in thousands)


                                          September 30,   September 30,
                                               1996         1995

     ASSETS
 Current assets:
  Cash and cash equivalents                  $  1,508     $    845
  Receivables                                  14,905        9,617
  Advances on fruit purchases                     717          787
  Inventories                                  42,148       36,067
  Deferred income tax                           1,166          429
  Prepaid and other                                18           33
                                             ---------    ---------
      Total current assets                     60,462       47,778
                                             ---------    ---------
 Property and equipment, net                  120,538      107,785
                                             ---------    ---------
 Other assets:
  Excess of cost over net assets of acquired
   companies                                   11,401       11,778
  Notes receivable                              2,558          801
  Other                                         4,736        3,299
                                             ---------    ---------
      Total other assets                       18,695       15,878
                                             ---------    ---------
      Total assets                           $199,695     $171,441
                                             =========    =========
      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
  Current installments on long-term debt     $  3,655     $  2,094
  Accounts payable                              5,493        4,394
  Accrued liabilities                          11,997       11,318
                                             ---------    ---------
      Total current liabilities                21,145       17,806
 Deferred income taxes                         22,247       22,014
 Other liabilities                                629          437
 Long-term debt                                46,663       31,252
                                             ---------    ---------
      Total liabilities                        90,684       71,509
                                             ---------    ---------
 Stockholders' equity:
  Preferred stock, $.10 par value,
   10,000,000 shares                              -            -
   authorized, none issued
  Common stock, $.50 par value, 30,000,000
  shares authorized, 10,349,399 shares issued   5,175        5,175
  Capital in excess of par value               71,417       71,417
  Retained earnings                            32,869       23,823
                                             ---------    ---------
                                              109,461      100,415
  Less:
   Treasury stock, at cost: 47,424 shares at
    September 30, 1996 and 50,924 shares
    at September 30, 1995                        (450)        (483)
                                             ---------    ---------
      Total stockholders' equity              109,011       99,932
                                             ---------    ---------
      Total liabilities and
       stockholders' equity                  $199,695     $171,441
                                             =========    =========

The accompanying notes are an integral part of the financial statements.


                     ORANGE-CO, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                   (in thousands except per share data)




                                            1996     1995     1994
Sales                                    $119,130  $111,325  $76,756
Cost of sales                              97,374    91,211   65,646
                                         --------- --------- --------
     Gross profit                          21,756   20,114    11,110
Other costs and expenses, net:
 Selling, general and administrative       (5,193)  (4,597)   (4,051)
 Gain on disposition of property and
  equipment                                    22    1,026       484
 Other                                        (35)    (147)       36
Interest                                   (2,063)  (1,620)   (1,693)
                                         --------- --------  --------
Income from continuing operations before
 income tax                                14,487   14,776     5,886
Income tax expense                          4,396    5,641     2,493
                                         --------- --------  --------
Net income from continuing operations      10,091    9,135     3,393
                                         --------- --------  --------
Discontinued operations:
 (Loss) from operations of discontinued
  Petroleum Division, net of applicable
  1994 income tax (benefit) of $(71)          -        -        (116)
 Gain on disposal of Petroleum
  Division, net of 1994 income
  tax(benefit) of $(134)                      -        -          68
                                          -------- ---------  -------
 (Loss) from discontinued operations          -        -         (48)

 Net income                               $ 10,091  $ 9,135   $ 3,345
                                          ========= ========  ========


 Income(loss) per common and common
  equivalent shares:
  Continuing operations                   $    .98  $   .89   $   .33
                                          --------- --------  --------
  Discontinued operations                 $    -    $   -     $  (.01)
                                          --------- --------  --------
 Net income                               $    .98  $   .89   $   .32
                                         ========= ========  =========
 Average number of common and common
  equivalent shares outstanding             10,301   10,298    10,299
                                         ========= ========  =========






The accompanying notes are an integral part of the financial statements.

                    ORANGE-CO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                          (in thousands)

                                             1996      1995       1994
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                   $10,091  $ 9,135   $ 3,345
                                              -------- -------- --------
 Adjustments to reconcile net income to net
  cash provided by (used for) operating
  activities:
 Depreciation and amortization                  4,972    4,300     3,970
 Deferred income taxes                           (504)   2,268     1,981
 Provision for disposal of nonoperating
  subsidiary                                      -        591       -
 Gain on disposition of property and
  equipment                                       (22)  (1,026)     (484)
 Loss on sale of Petroleum Division               -        -          66
 Changes in assets & liabilities:
  (Increase) in receivables                    (5,288)  (2,498)   (1,212)
  Decrease(increase) in advances on fruit
   purchases                                       70     (312)    1,662
  Decrease(increase) in inventories            (6,081)   7,484   (23,091)
  Decrease in prepaids and other                   15        8        44
  Increase in accounts payable and accrued
   liabilities                                  1,778    1,333     1,478
  Other, net                                     (537)      (4)     (303)
                                              -------- --------  --------
 Total adjustments                             (5,597)  12,144   (15,889)
                                              -------- --------  --------
 Net cash provided by (used for) operating
  activities                                    4,494   21,279   (12,544)
                                              -------- --------  --------
 CASH FLOWS FROM INVESTING ACTIVITIES:

 Proceeds from sale of property & equipment     1,687    1,571     1,560
 (Increase) in note & mortgage receivables     (1,757)    (346)     (284)
 Additions to property & equipment            (18,498) (10,249)  (11,187)
 (Increase) in other assets                    (1,223)    (886)     (621)
                                              -------- --------  --------
 Net cash (used for) investing activities     (19,791)  (9,910)  (10,532)
                                              -------- --------- --------
 CASH FLOWS FROM FINANCING ACTIVITIES:

 Cash dividends paid                           (1,030)     -         -
 Proceeds from(payments on) long-term debt     16,972   (7,289)   18,770
 Proceeds from (payments on) note payable
  to bank                                         -     (4,000)    4,000
 Issuance of treasury stock                        18      -         -
                                              -------- --------  --------
 Net cash provided by (used for) financing
  activities                                   15,960  (11,289)   22,770
                                              -------- --------  --------
 NET INCREASE/(DECREASE) IN CASH                  663       80      (306)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                          845      765     1,071
                                              -------- --------  --------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD   $ 1,508  $   845   $   765
                                              ======== ========  ========

The accompanying notes are an integral part of the financial statements.

ORANGE-CO, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                                     (in thousands)


                              Capital
                              in                                    Total
                 Common Stock Excess of  Retained  Treasury Stock Stockholders'
                 Shares Amount Par Value  Earnings  Shares  Amount  Equity
 Balance at Sept.
 30, 1993          10,349  $5,175  $71,417  $11,343   50    $(483)  $ 87,452

 Purchase of
 treasury stock       -       -        -         -     1      -          -
 Net Income           -       -        -       3,345   -       -       3,345
                   ------  ------  -------   -------  --    ------  --------
 Balance at Sept.
 30, 1994          10,349  $5,175  $71,417   $14,688  51    $(483)  $ 90,797

 Net Income           -       -        -       9,135   -       -       9,135
                   ------  ------  -------   -------  --    -----   ---------
 Balance at Sept.
 30, 1995          10,349  $5,175  $71,417   $23,823  51    $(483)  $ 99,932

 Issuance of
 treasury stock       -       -        -         (15) (4)      33         18

 Dividend paid        -       -        -      (1,030)  -      -       (1,030)

 Net Income           -       -        -      10,091   -      -       10,091
                   ------  ------  -------   -------  --    ------  ---------
 Balance at Sept.
 30, 1996          10,349  $5,175  $71,417   $32,869  47    $(450)  $109,011
                   ======  ======  =======   =======  ==    ======  =========



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

     During the year ended September 30, 1996, the Company had two customers who individually accounted for approximately 20.5% and 17.6% of its citrus segment sales. During the year ended September 30, 1995, the Company had two customers who individually accounted for approximately 21.0% and 14.9% of its citrus segment sales. During the year ended September 30, 1994, the Company had two customers who accounted for approximately 30.9% and 10.3% of its citrus segment sales.

     Principles of Consolidation - The consolidated financial statements of the Company include the accounts of Orange-co, Inc.
and its subsidiaries after elimination of all material intercompany accounts and transactions.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates also affect the reported revenues and expenses during the period. Actual results could differ from the estimated amounts.

     Inventories - Inventories are stated at the lower of cost or market. The cost of inventories is principally determined on the average cost method. Costs of growing fruit are accounted for as fruit-on-tree inventory.

     The Company has in the past utilized and may in the future utilize the frozen concentrated orange juice ("FCOJ") futures market to hedge inventories, anticipated inventory requirements, and sales commitments. The results of these transactions, designated and effective as hedges, if any, are reflected in sales or in the cost of inventories and flow through in the Consolidated Statements of Operations as the associated products are sold.

     Property and Equipment - Property and equipment is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized principally using the straight-line method in amounts adequate to depreciate and amortize cost over the estimated useful lives of the applicable assets.

     Costs pertaining to planting and caretaking of citrus trees are initially capitalized and then, after the trees reach fruit-producing age, depreciated over the estimated life of the trees.

     Maintenance, repairs and minor renewals are charged to expense as incurred while major renewals and improvements are capitalized. The cost and related allowance for depreciation or amortization of assets sold or otherwise disposed of are removed from the related accounts, and the resulting gains or losses are reflected in the results of operations.

     Excess of Cost Over Net Assets of Acquired Companies - The excess of the aggregate purchase price over the fair value of net assets acquired is recorded at cost less accumulated amortization of approximately $3,674,000 as of September 30, 1996 and $3,297,000 as of September 30, 1995. Amortization is recognized over a 40-year period using the straight-line method. Management has evaluated the Company's excess of cost over net assets of its acquired companies and has determined that no adjustment is necessary as no material impairment has occurred in the opinion of the Company. In taking this assessment the Company employs various methods including comparing the carrying value of associated assets to their net realizable value and analysis of anticipated profitability depending upon the facts and circumstances.

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

     Reclassifications   -  Certain accounts may have been
reclassified in the 1995 and 1994 financial statements to conform to the 1996 financial statement presentation.

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


     Future Application of Accounting Standards - In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS 121. "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" effective for financial statements with fiscal years beginning after December 15, 1995. Among other provisions, SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicated that the amount of an asset may not be recoverable. The Company anticipates the effect, if any, of apply SFAS No. 121 will not be material and expects adoption in fiscal 1997.

    In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation," effective for financial statements with fiscal years beginning after December 15, 1995. Among other provisions SFAS 123 establishes a new, alternative method based on fair value for accounting for stock-based compensation arrangements with employees. In addition, if any entity does not adopt the new altenative method the statement requires disclosure in the footnotes of proforma net income and earnings per share as if the fair value method had been adopted. For the fiscal year ending September 30, 1997 and interim periods the Company had determined that it will not apply the new method of accounting for employee stock options but alternatively will provide the related footnote disclosure as required.

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

Financial Instruments at
September 30, 1996           Carrying Amount          Fair Value
                                          (in thousands)
 Cash and cash equivalents       $ 1,508              $ 1,508
 Accounts and notes receivable    17,463               17,463
 Accounts payable                  5,493                5,493
 Variable rate long-term debt     21,086               21,086
 Fixed rate long-term debt
  with financial institutions     28,772               28,110
 Other long-term debt                460                  460


     As of September 30, 1996 the Company was subjected to a concentration of credit risk as a result of 4.6% of its trade accounts receivable being due from companies affiliated with a common ownership. No collateral is required on these trade receivables due to collection experience and trade practices. Additionally, the Company's accounts receivable are concentrated generally in the beverage and food service industries. Management believes the allowance for doubtful accounts is adequate under the circumstances.

     As of September 30, 1996 the Company held contracts for FCOJ futures positions and net options totaling approximately $752,000 and $285,000 with unrealized gains of approximately $37,000 and $270,000 respectively. Exposure to off-balance sheet risk related to these positions results from market fluctuations of FCOJ future prices relative to the Company's open positions. Cash deposits requirements with brokers as of September 30, 1996 totaled $22,500 and vary with market price fluctuations.

2.   Receivables:

     The major components of receivables as of September 30, 1996 and 1995 are summarized as follows (in thousands):

                                                     1996        1995
 Trade receivables                                 $14,174     $ 8,716
 7%-12.9% mortgage and promissory notes receivable   3,240       1,429
 Deposits with brokers, net                             (8)        394
 Other                                                 975         677
 Allowance for doubtful accounts                      (918)       (798)
                                                   --------    --------
 Net receivables                                    17,463      10,418
 Less non-current portion                            2,558         801
                                                   --------    --------
 Current receivables                               $14,905     $ 9,617
                                                   ========    ========

3.   Inventories:

     The major components of inventory as of September 30, 1996 and 1995, are summarized as follows (in thousands):

                            1996        1995
 Finished goods            $28,634     $24,086
 Fruit-on-tree inventory     9,626       7,952
 Other                       3,888       4,029
                           -------     -------
 Total                     $42,148     $36,067
                           =======     =======

4.   Property and Equipment:

     The major components of property and equipment as of September
30, 1996 and 1995 are summarized as follows (in thousands):


                                                         Estimated
                                         1996     1995   Useful Life
                                                         Years
 Land and improvements                 $ 5,761  $  5,466   5 to 30
 Citrus groves                          91,697    90,002     33
 Buildings and improvements              7,094     6,913  10 to 33
 Machinery and equipment                43,250    37,177   3 to 20
 Construction in progress               11,797     3,505
                                      ________  ________
                                       159,599   143,063
 Less accumulated depreciation and
  amortization                          39,061    35,278
                                      --------  --------
 Total                                $120,538  $107,785
                                      ========  ========

     The Company leases equipment under both short and long term operating leases. Future minimum obligations under these leases with initial or remaining lease terms in excess of 1 year for the years ended September 30, are as follows:

     1997         $1,747,000
     1998         $1,720,000
     1999         $  874,000
     2000         $  266,000
     2001         $  266,000

     Rent expense charged to operations amounted to approximately
$1,880,000 for the year ended September 30, 1996, $1,160,000 for the year ended September 30, 1995, and $1,217,000 for the year ended
September 30, 1994.

5.   Accrued Liabilities:

     The major components of accrued liabilities as of September 30, 1996 and 1995 are summarized as follows (in thousands):

                                     1996       1995
 Taxes                             $ 1,841     $ 1,046
 Amounts due inventory suppliers     6,651       6,904
 Other                               3,505       3,368
                                   -------     -------
 Total                             $11,997     $11,318
                                   =======     =======

6.   Income Taxes:

     Total income tax expense for the years ended September 30, 1996, 1995 and 1994 was allocated as follows (in thousands):

                                     1996       1995          1994
 Income from continuing operations  $4,396      $5,641       $2,493
 Discontinued operations               -           -           (205)
                                    ------      ------       -------
 Total                              $4,396      $5,641       $2,288
                                    ======      ======       =======

     Income tax expense attributable to income from continuing operations for the years ended September 30, 1996, 1995 and 1994 consisted of the following (in thousands):

                                 Current    Deferred  Total
 Year ended September 30, 1996
   U.S. federal                    $4,219     $ (454)   $3,765
   State and local                    681        (50)      631
                                   ------     -------   ------
 Total                             $4,900     $ (504)   $4,396
                                   ======     =======   ======
 Year ended September 30, 1995
   U.S. federal                    $3,334     $2,047    $5,381
   State and local                     39        221       260
                                   ------     -------   ------
 Total                             $3,373     $2,268    $5,641
                                   ======     =======   ======
 Year ended September 30, 1994
   U.S. federal                    $  364     $1,782    $2,146
  State and local                      14        333       347
                                   ------     -------   ------
 Total                             $  378     $2,115    $2,493
                                   ======     =======   ======


                              -33-

     Income tax expense attributable to income from continuing operations was $4,396,000, $5,641,000, and $2,493,000, for the years ended September 30, 1996, 1995, and 1994, respectively, and differs from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations as a result of the following (in thousands):

                                        1996      1995      1994
Computed "expected tax expense         $4,926    $5,024     $2,001
Increase (reduction) in income
taxes resulting from:
 Change in the beginning-of-the-year
  balance of the valuation allowance
  for deferred tax assets allocated
  to income tax expense(benefit)       (1,284)      222        -
 Loss on foreign operations                65        40         92
 Amortization of goodwill and other       128       103        133
 State and local income taxes, net
  of federal income tax benefit           416       247        229
 Other, net                               145         5         38
                                       -------   ------     ------
Total                                  $4,396    $5,641     $2,493
                                       ======    ======     ======

     The reduction of $1,284,000 during fiscal 1996 in the valuation allowance for a deferred tax asset reflects management's estimate that the Company is more likely than not to receive benefit from a portion of the investment tax credit carryforwards which will expire in 1997 and thereafter.

     The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1996 and 1995 are presented below (in thousands):
                                              1996        1995
 Deferred tax assets:
  Allowance for doubtful accounts             $    345     $    300
  Capitalized inventory costs                       84           45
  Reserve on carrying value of property
   and equipment                                   258          258
  Accrued reserves and expenses                    737          916
  Valuation reserve                              1,351        1,351
  Net operating loss carryforwards                 426        2,181
  Investment tax credit carryforwards            1,703        1,703
  Alternative minimum tax credit carryforwards     606          606
                                              ---------    ---------
  Total gross deferred tax assets                5,510        7,360
  Less valuation allowance                      (1,770)      (3,054)
                                              ---------    ---------
   Net deferred tax assets                    $  3,740     $  4,306
                                              ---------    ---------
 Deferred tax liabilities:
  Plant and equipment, principally due to
   allocation of purchase price of
   businesses acquired and to differences in
   depreciation and capitalized interest       (24,786)     (24,880)
  Fruit-on-tree inventory                           -          (832)
  Other                                            (35)        (179)
                                              ---------    ---------
   Total gross deferred tax liabilities        (24,821)     (25,891)
                                              ---------    ---------
  Net deferred tax liability                  $(21,081)    $(21,585)
                                              =========    =========

     The valuation allowances for deferred tax assets as of September 30, 1994 was $2,832,000. The net change in the total valuation allowance for the years ended September 30, 1995 and 1996 was an increase of $222,000 and a decrease of $1,284,000, respectively. The Company anticipates that the net operating loss carryforward at September 30, 1996 will be utilized by the reversal of timing differences.

     Income taxes paid amounted to approximately $4,256,000, $3,460,000, and $321,000 and for the years ended September 30, 1996, 1995 and 1994 respectively.

     For tax reporting purposes as of September 30, 1996, the Company had unused net operating loss carryforwards of approximately $1,132,000 and investment tax credit carryforwards of approximately $1,703,000 which expire in varying amounts through the year 2002. In addition, the Company has alternative minimum tax credit carryforwards of approximately $606,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

7.   Notes Payable to Banks and Long-term Debt:

     Notes payable to banks and long-term debt as of September 30, 1996 and 1995 consisted of the following (in thousands):


                                                 1996         1995
 Mortgage notes payable bearing interest
 6.75% to 7.65% due in varying
 installments through 2003                     $28,105      $15,190

 Working capital line of credit bearing a
 variable rate of interest based upon the
 financial institution's cost of funds,
 due in April 1998                              21,086        17,094

 Mortgage note payable bearing interest at
 7% due semi-annually, principal due
 annually through January 2009                     667          710

 Grove purchase installment notes, bearing
 interest at 7% to 8% due in varying
 installments through August 2005                  460          352
                                               -------      -------
                                               $50,318      $33,346

 Less current installments on long-term
 debt and note payable to bank                   3,655        2,094
                                               -------      -------
 Total                                         $46,663      $31,252
                                               =======      =======

     Principal payments for the years subsequent to 1997 are as follows (in thousands):
           1998            $28,341
           1999            $ 2,822
           2000            $ 2,771
           2001            $ 5,137
           Thereafter      $ 7,592

     As of September 30, 1996 the Company had a $40 million working capital facility with an outstanding balance of $21,086,000 with additional available borrowings of approximately $13,673,000. As of September 30, 1996 the Company also had additional available short-term borrowings of $10,000,000 under its revolving line of credit.

     Interest paid net of amounts capitalized was approximately $1,949,000, $1,670,000, and $1,724,000, for the years ended September
30, 1996, 1995, and 1994, respectively. Interest capitalized was approximately $742,000, $661,000, and $543,000, for the years ended September 30, 1996, 1995, and 1994, respectively.

8. Nonrecurring Gains And Losses:

     The Company incurred property damage as a result of a fire during the third quarter of fiscal 1995 which destroyed certain equipment at the Bartow processing facility. This event did not materially affect the continuing operations of the Company. The Company maintains insurance for both property damage at replacement value and business interruption applicable to its production facilities. As a result the Company was awarded approximately $903,000 to date, including $453,000 in excess of book value for property damage during the third quarter of fiscal 1995 which is included in "Gain on disposition of property and equipment" and $450,000 during the fourth quarter of fiscal 1995 for business interruption which is included in "Other" income on the Consolidated Statement of Operations. Additionally, the Company provided an additional charge of $591,000 during the fourth quarter of fiscal 1995 in "Other" expense as a valuation allowance against certain properties and equipment.

9.   Discontinued Operations:

     During the second quarter of 1993, the Company decided to sell the Petroleum Division comprised of Frank Carroll Oil Company. This decision resulted in a charge of $513,000 including a write down of the operating assets to their estimated net realizable value, and an accrual for estimated operating losses through the anticipated phase out period. These charges were disclosed on the Consolidated Statements of Operations as a loss on disposal of the Petroleum Division during fiscal 1993. The subsequent sale of the Petroleum Division in September 1994 resulted in a gain of approximately $68,000.

     Additionally, the Consolidated Statement of Operations for fiscal 1994 excludes all components of profit or loss of the Petroleum Division from continuing operations. The effect of these items has been reclassified net of the applicable tax effect as "Discontinued Operations: Loss from operations of discontinued Petroleum Division". See Note 16 for disclosure of selected components of the Petroleum Division. A sale of the stock of Frank Carroll Oil Company was completed effective September 30, 1994. Proceeds from the sale of the stock totaled approximately $966,000 in cash and notes.

10.  401k Plan:

     The Company has a retirement plan (the "Plan") which meets the qualifications under Section 401(k) of the Internal Revenue Code (the "Code"). Employees who have completed the required service (as defined),are eligible to make tax-deferred contributions. Employees who have completed the required service (as defined) are eligible to participate in an employer matching contribution. The Company contributed approximately $61,000, $54,000, and $15,000 under the Plan for the years ended September 30, 1996, 1995, and 1994, respectively. The Company also accrued approximately $78,000 during fiscal 1996 for contributions to the Plan for the 1996 Plan year.
In December 1990, the assets of the Employees Stock Ownership Trust ("ESOT") were merged into the Plan. At September 30, 1996 the Plan held approximately 0.5% of the outstanding common stock of the Company.

11.  Profit Sharing Plan:

     Effective January 1, 1993, the Company established a Profit Sharing Retirement Plan ("Profit Sharing Plan") which meets the qualifications of Section 401(c) of the Code. All employees begin participation on the later of January 1, 1993 or date of employment. Vesting is governed by a seven year graduated vesting schedule including credit for continuous service with the Company prior to the effective date. The Company's discretionary contribution is determined annually and is allocated among eligible participants' accounts in the proportion that each participant's compensation bears to the total qualified compensation of all eligible employees during the year. The Company contributed approximately $698,000 and $495,000 to the Profit Sharing Plan during fiscal 1996 and 1995, respectively, which represented discretionary contributions for the 1995 and 1994 Profit Sharing Plan years, respectively. In addition, the Company accrued approximately $764,000 during fiscal 1996 to be contributed to the Profit Sharing Plan for the 1996 Plan year.

12.  Other Retirement Benefits:

     Certain officers and employees have employment contracts for additional retirement benefits, the cost of which is being accrued on a present value basis over the remaining term of the employment agreements. The lives of the officers and employees have been insured as a means of funding such benefits. These contracts became effective for fiscal 1994 and thereafter. The accrued liability for these additional retirement benefits at September 30, 1996 was approximately $316,000.

13.  Stock Options:

     In 1984, the Company adopted an incentive stock option plan (the 1984 Plan) which provided for the granting of ten-year options to purchase up to 75,000 shares of common stock. Effective in November 1994 options could no longer be issued under this Plan. As of December 1, 1995 all options issued under this Plan had expired.

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

     A summary of the changes in the shares under option for the 1987 Plan is as follows:


                               1987 Plan
                            Shares     Price
 Outstanding at
 September  30, 1993      395,800     $5.4375-$10.00
  Granted                     -          -
  Exercised                   -          -
  Expired                     500     $9.625-$10.00
 Outstanding at
 September  30, 1994      395,300     $5.4375-$10.00
  Granted                     -          -
  Exercised                   -          -
  Expired                 351,200     $5.4375-$10.00
 Outstanding at
 September  30, 1995       44,100     $5.4375-$10.00
  Granted                     -          -
  Exercised                 3,500     $5.4375
  Expired                   9,375     $5.4375-$10.00
 Outstanding at
 September  30, 1996       31,225     $5.4375-$10.00


Options granted under the 1987 Plan expire at various dates through August 2001.

14.  Related Party Transactions:

     Ben Hill Griffin, Inc., and an affiliate collectively held approximately 51% majority ownership of Orange-co, Inc. as of September 30, 1996. Ben Hill Griffin, Inc. is a privately owned agribusiness corporation located in Frostproof, Florida.

     During the fiscal year ended September 30, 1996 the Company had incurred an estimated $6,323,000 in fruit participation cost from fruit purchased from its parent, Ben Hill Griffin, Inc. Of that amount approximately $3,212,000 was paid as of September 30, 1996 with the accrued balance of $3,111,000 to be paid by March 1, 1997. Final payment amounts under the Company's fruit participation program are based upon returns from the ultimate disposition of the fruit received. For the fiscal year ended September 30, 1995 the Company incurred a total of $6,557,000 in fruit participation cost from fruit purchased from its parent, Ben Hill Griffin, Inc. As of September 30, 1995 a total of $2,948,000 had been paid against this amount and an estimated balance of $3,609,000 was accrued to be paid on March 1, 1996. Fruit purchases made from the parent company under the Company's participation program are under terms equivalent to fruit purchased from other grower participants. For the fiscal year ended September 30, 1996 the Company also incurred $392,000 for fruit purchased from Ben Hill Griffin, Inc. under a spot fruit purchase contract. Additionally, the Company paid approximately $2,862,000, $2,451,000 and $1,935,000 to Ben Hill Griffin, Inc. for
other goods and services, principally the purchase of fertilizer and citrus trees at prices approximating market, during fiscal 1996, 1995 and 1994, respectively.

15.  Interim Financial Information (unaudited):
          (in thousands except per share amounts)

                                        Gross                     Earnings
 Quarters Ended           Sales         Profit     Net Income(1)  Per Share
 Fiscal 1996
  September 30, 1996    $ 33,751        $ 6,596    $ 3,329        $  .32
  June 30, 1996           34,023          5,364      2,476           .24
  March 31, 1996          28,006          5,058      2,242           .22
  December 31, 1996       23,350          4,738      2,044           .20
                        --------        -------    -------        ------
                        $119,130        $21,756    $10,091        $  .98
                        ========        =======    =======        ======
 Fiscal 1995
  September 30, 1995    $ 24,449        $ 5,215    $ 2,005        $  .19
  June 30, 1995           26,764          6,018      3,348           .33
  March 31, 1995          29,539          6,361      3,004           .29
  December 31, 1994       30,573          2,520        778           .08
                        --------        -------    -------        ------
                        $111,325        $20,114    $ 9,135        $  .89
                        ========        =======    =======        ======

<F1>
(1)  See Note 8 of the Notes to the Consolidated Financial
Statements "Nonrecurring Gains and Losses" for the fourth quarter
1995 adjustments.

16.  Business Segments:

     Segment financial data for the years ended September 30, 1996, 1995, and 1994 except for total assets which are as of September 30, 1996, 1995, and 1994 are as follows (in thousands):

                                                     Petroleum
                                                     and
                                                     Related
                               Year         Citrus   Products   Total
 Sales                          1996       $119,130       -      $119,130
                                1995        111,325       -       111,325
                                1994         76,756    12,986      89,742

 Operating profit               1996         16,563       -        16,563
                                1995         15,517       -        15,517
                                1994          7,059       -         7,059

 Total assets                   1996        199,695       -       199,695
                                1995        171,441       -       171,441
                                1994        169,404       -       169,404

 Depreciation and amortization  1996          4,972       -         4,972
                                1995          4,300       -         4,300
                                1994          3,816       154       3,970

 Capital Expenditures           1996         18,498       -        18,498
                                1995         10,249       -        10,249
                                1994         11,077        23      11,100


Intersegment sales approximate market and are not significant.

    RECONCILIATION OF OPERATING PROFIT TO INCOME BEFORE INCOME TAXES:


                              Fiscal Years Ended
                                September 30,   September 30,    September 30,
                                    1996            1995             1994
 Operating profit                   $16,563        $15,517           $7,059
 Gain on disposition of
  property and equipment                 22          1,026              484
 Interest                            (2,063)        (1,620)          (1,693)
 Other income (expense)                 (35)          (147)              36
                                    --------       --------          -------
 Income from continuing
  operations before income taxes    $14,487        $14,776           $5,886
                                    ========       ========          =======

Sales to foreign countries accounted for 8.3% and 13.6% of the Company's citrus segment sales during fiscal 1996 and 1995, respectively.

              ORANGE-CO, INC. AND SUBSIDIARIES
        SCHEDULE VIII - ALLOWANCE FOR DOUBTFUL ACCOUNTS
      FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                           (in thousands)

Column A                  Column B    Column C   Column D     Column E
                                      Additions
                          Balance @   Charged                 Balance @
                          Beginning   to                      End of
 Description              of Period   Expense    Deductions   Period

 Year ended
  September 30, 1996     $798         $120       $ -          $918

 Year ended
  September 30, 1995     $686         $120       $   8        $798

 Year ended
  September 30, 1994     $744         $140       $ 198        $686



ITEM 9.   Changes In And Disagreements With Accountants On
Accounting And Financial Disclosure

     None

                         PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by Item 10 will be set forth in the Company's 1997 Proxy Statement under the caption "Nominees For
Election As Directors" and is incorporated herein by reference.

Item 11.  Executive Compensation

     The information required by Item 11 will be set forth in the Company's 1997 Proxy Statement under the caption "Executive Officers and Compensation" and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     The information required by Item 12 will be set forth in the Company's 1997 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners", "Nominees for Election as Directors" and "Stock Ownership of Executive Officers", and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     The information required by Item 13 will be set forth in the Company's 1997 Proxy Statement under the caption "Transactions With Management And Others" and is incorporated herein by reference.

                           PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K

     (a) (1) The financial statements required to be filed as part of this Report, and the report thereon by KPMG Peat Marwick LLP, are set forth under Item 8 and listed on Page 23 herein.

          (2) The financial statement schedule required to be filed herewith are listed on Page 23 herein.

          (3) The exhibits required to be filed herewith are listed on the "Exhibit Index" commencing at Page 46 herein.

     (b) During the last quarter of the period covered by this Report the Company filed no reports on Form 8-K.

     (c) The exhibits required to be filed herewith are listed on the "Exhibit Index" commencing on Page 46 herein and incorporated herein by reference.

     (d) The financial statements required to be filed as part of the Report and the report thereon by KPMG Peat Marwick LLP are set forth under Item 8 and are listed on Page 23 herein and are incorporated herein by reference.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ORANGE-CO, INC.
                                      (Registrant)


Date:  December 19, 1996              By:/s/ Gene Mooney
                                         Gene Mooney
                                         President and
                                         Chief Operating Officer




Date:  December 19, 1996              By:/s/ Dale A. Bruwelheide
                                         Dale A. Bruwelheide
                                         Vice President and
                                         Chief Financial Officer

                               SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Date:  December 19, 1996          /s/ B. H. Griffin, III
                                  -------------------------------
                                      B. H. Griffin, III
                                      Chairman, CEO and Director


Date:  December 19, 1996          /s/ John R. Alexander
                                  --------------------------------
                                      John R. Alexander
                                      Director


Date:  December 19, 1996          /s/ Richard A. Coonrod
                                  ---------------------------------
                                      Richard A. Coonrod
                                      Director


Date:  December 19, 1996          /s/ Paul E. Coury, MD
                                  ---------------------------------
                                      Paul E. Coury, MD
                                      Director


Date:  December 19, 1996          /s/ George W. Harris, Jr.
                                  ---------------------------------
                                      George W. Harris, Jr.
                                      Director


Date:  December 19, 1996          /s/ Dr. W. Bernard Lester
                                  ---------------------------------
                                      Dr. W. Bernard Lester
                                      Director


Date:  December 19, 1996          /s/ Gene Mooney
                                  ----------------------------------
                                      Gene Mooney
                                      Director


Date:  December 19, 1996          /s/ C. B. Myers, Jr.
                                  ----------------------------------
                                      C. B. Myers, Jr.
                                      Director


Date:  December 19, 1996          /s/ Thomas H. Taylor, Sr.
                                  ----------------------------------
                                      Thomas H. Taylor, Sr.
                                      Director

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.



For the fiscal year                               Commission File
ended September 30, 1996                          Number 1-6442






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

10.4         Orange-co, Inc. 1984 Incentive Stock Option
             Plan, as amended filed as Exhibit 10.10 to the Company's Registration Statement No.
             33-16935, as amended, on Form S-1 and
             incorporated herein by reference.

10.5         Orange-co, Inc. 1987 Employee Stock Option
             Plan, as amended filed as Exhibit 10.5 to the Company Annual Report on Form 10-K for the year ended September 30, 1992 and incorporated herein by reference.

10.8         Orange-co of Florida, Inc. Deferred
             Compensation Plan effective December 1, 1988 originally filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31,1989 as amended through December 15, 1994. and incorporated herein by reference.

10.11        Stock Purchase Agreement between Stoneridge
             Resources Inc., Ben Hill Griffin, Inc. and
             Ben Hill Griffin, III, dated as of April 9,
             1992 filed as Exhibit (2) to the Company's
             Form 8-K filed May 28, 1992 and incorporated herein by reference.

10.12        Loan Agreement between Orange-co, Inc.,
             Orange- co of Florida, Inc. and Farm Credit of
             Southwest Florida, ACA, dated April 10, 1993 and filed as Exhibit 10.12 on Form 10-Q for the fiscal quarter ended March 31, 1993 and incorporated herein by reference.

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

10.22 The Fourth Amendment to the Loan Agreement By and Among Orange-co, Inc., Orange-co of
            Florida, Inc. and SunTrust Bank, Central
            Florida, National Association F/K/A SunBank,
            National Association for a Revolving Line of
            Credit dated January 23, 1996 and filed as
            Exhibit 10.22 on Form 10-Q for the fiscal quarter ended December 31, 1995 and incorporated herein by reference.

10.23 The Fifth Amendment to the Loan Agreement By and Among Orange-co, Inc., Orange-co of
            Florida, Inc. and SunTrust Bank, Central
            Florida, National Association dated April 5,
            1996 and filed as Exhibit 10.23 on Form 10-Q for the fiscal quarter ended March 31, 1996 and incorporated herein by reference.

10.24       Second Amendment to the Loan Agreement
            between Orange-co, Inc. and Farm Credit of
            Southwest Florida, ACA dated May 16, 1996 and filed as Exhibit 10.24 on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference.

10.25       Asset Purchase Agreement between Kraft Foods,
            Inc. and Orange-co, Inc. and filed as Exhibit
            10.25 on Form 10-Q for the quarter ended June
            30, 1996 and incorporated herein by reference.

10.26       Consolidated Amended and Restated Florida          51
            Mortgage and Security Agreement between John
            Hancock Mutual Life Insurance Company and
            Orange-co of Florida, Inc. dated August 13,
            1996.

16 Change in Accountants from Coopers & Lybrand to KPMG Peat Marwick as filed on the Company's Form 8K on August 4, 1992 and incorporated herein by reference.

21          Subsidiaries of the Company.                       72

24.1        Consent letter from KPMG Peat Marwick LLP.         73

                      EXHIBITS INDEX
                                                          Sequential
Exhibit No.         Description of Exhibits                Page No.
No.

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