Form 10-Q
period 1996-12-31
ORANGE CO INC /FL/
filed 1997-02-14
CIK 4507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C. 20549


                              FORM 10-Q


(Mark One)
(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934                                    (NO FEE REQUIRED)


For the Quarter Ended December 31, 1996


                                 OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934                                      (NO FEE REQUIRED)


For the transition period from _____________ to _______________

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


                            Yes  XX    No

Number of shares outstanding of common stock, $.50 par value, as of February 14, 1997: 10,306,975 shares



                  ORANGE-CO, INC. AND SUBSIDIARIES

                              FORM 10-Q

                          TABLE OF CONTENTS
                                                            PAGE NO.

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Balance Sheets
      December 31, 1996 (unaudited) and September 30, 1996
      (audited)                                                   3

     Consolidated Statements of Operations (unaudited)
      Three Months ended December 31, 1996 and 1995               4

     Consolidated Statements of Cash Flows (unaudited)
      Three Months ended December 31, 1996 and 1995               5

     Notes to Consolidated Financial Statements (unaudited)       6-8

     ITEM 2.

     Management's Discussion and Analysis of Results
      of Operations and Financial Conditions                      9-13

PART II. OTHER INFORMATION

     ITEM 6.

     Exhibit and Reports on Form 8 K                              14

SIGNATURES                                                        14


                    PART 1. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS
                  ORANGE-CO, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                                    December 31, 1996    September 30, 1996
ASSETS                                 (unaudited)           (audited)
 Current assets:
 Cash and  cash equivalents               $    985         $  1,508
 Receivables                                 9,791           14,905
 Advances on fruit purchases                   644              717
 Inventories                                47,797           42,148
 Deferred income tax                         2,136            1,166
 Prepaid and other                             387               18
                                          ---------        ---------
     Total current assets                   61,740           60,462
                                          ---------        ---------
 Property and equipment, net               122,572          120,538
                                          ---------        ---------
 Other assets:
 Excess of cost over net assets of
  acquired companies                        11,307           11,401
 Notes receivable                            2,422            2,558
 Other                                       4,813            4,736
                                          ---------        ---------
     Total other assets                     18,542           18,695
                                          ---------        ---------
     Total assets                         $202,854         $199,695
                                          =========        =========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
 Current installments on long-term debt   $  3,664         $  3,655
 Accounts payable                            9,205            5,493
 Accrued liabilities                        12,520           11,997
 Dividends payable                           1,031              -
                                          ---------        ---------
     Total current liabilities              26,420           21,145
 Deferred income taxes                      23,219           22,247
 Other liabilities                             702              629
 Long-term debt                             42,995           46,663
                                          ---------        ---------
      Total liabilities                     93,336           90,684
                                          ---------        ---------
 Stockholders' equity:
  Preferred stock, $.10 par value,
   10,000,000 shares authorized;
   none issued                                 -               -
  Common stock, $.50 par value,
   30,000,000 shares authorized;
   10,349,399 shares issued                  5,175            5,175
 Capital in excess of par value             71,417           71,417
 Retained earnings                          33,376           32,869
                                          ---------        ---------
                                           109,968          109,461
 Less:
 Treasury stock, at cost: 47,424 shares       (450)            (450)
                                          ---------        ---------
     Total stockholders' equity            109,518          109,011
                                          ---------        ---------
     Total liabilities and
      stockholders' equity                $202,854         $199,695
                                          =========        =========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                      ORANGE-CO, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                               (unaudited)
                      (in thousands except for per share data)



                                               1996        1995
 Sales                                        $28,424     $23,350
 Cost of sales                                 23,713      18,612
                                              --------    --------
     Gross profit                               4,711       4,738

 Other costs and expenses, net:
  Selling, general and administrative          (1,701)     (1,145)
  Other                                           (10)        (10)
 Interest                                        (540)       (417)
                                              --------    --------
 Income before income taxes                     2,460       3,166
 Income tax expense                               922       1,122
                                              --------    --------
 Net income                                   $ 1,538     $ 2,044
                                              ========    ========

 Net income per common and common
  equivalent shares                           $   .15     $   .20
                                              ========    ========
 Average number of common and common
  equivalent shares outstanding                10,302      10,299
                                              ========    ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                 ORANGE-CO, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                           (unaudited)
                         (in thousands)

                                                   1996     1995
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                        $1,538   $ 2,044
                                                   -------  --------
 Adjustments to reconcile net income to
  net cash provided by (used for) operating
  activities:
  Depreciation and amortization                     1,369     1,138
  Deferred income taxes                                 2       167
  Change in assets & liabilities:
   Decrease in receivables                          5,114     1,140
   (Increase)decrease in advance on fruit purchases    73       (57)
   (Increase) in inventory                         (5,649)  (10,067)
   (Increase) in prepaids and other                  (369)     (298)
   Increase in accounts payable and accrued
    liabilities                                     4,235     3,577
   Other, net                                          41        46
                                                   -------   -------
 Total adjustments                                  4,816    (4,354)
                                                   -------   -------
 Net cash provided by (used for)
  operating activities                              6,354    (2,310)
                                                   -------   -------
 CASH FLOWS FROM INVESTING ACTIVITIES:

 Proceeds from sale of property & equipment             4       248
 Decrease in note & mortgage receivables              136        44
 Additions to property & equipment                 (3,286)   (2,975)
 (Increase) in other assets                           (72)     (366)
                                                   -------   -------
 Net cash (used for) investing activities          (3,218)   (3,049)
                                                   -------   -------
 CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from (payments on)long-term debt         (3,659)    5,102
 Issuance of treasury stock                           -          11
                                                   -------   -------
 Net cash provided by (used for) financing
  activities                                       (3,659)    5,113
                                                   -------   -------
 NET (DECREASE) IN CASH AND CASH EQUIVALENTS         (523)     (246)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD   1,508       845
                                                   -------   -------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD        $  985    $  599
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

     In the opinion of the management of the Company, the accompanying financial statements reflect adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, which are necessary to present fairly the financial position, results of operations and cash flows for the periods presented:

     .    Unaudited Consolidated Balance Sheet at December 31, 1996

     .    Audited Consolidated Balance Sheet at September 30, 1996

     .    Unaudited Consolidated Statements of Operations and
          Statements of Cash Flows for the three month periods ended December 31, 1996 and 1995

2.   NOTES PAYABLE AND LONG-TERM DEBT

     As of December 31, 1996, the Company had access to a $40 million working capital line of credit facility payable in April 1998. Accordingly, the balance at December 31, 1996 was classified as long-term. This facility is collateralized by most of the Company's current assets. The outstanding balance at December 31, 1996 was approximately $18,315,000. Approximately $11,065,000 was additionally available to be borrowed under this facility. The interest rate on the facility is variable based upon the financial institution's cost of funds plus a margin.

     Additionally, as of December 31, 1996 the Company had a $10,000,000 short-term capital revolving credit facility to provide interim financing for capital projects. As of December 31, 1996 there was no outstanding balance on this facility. The interest rate is variable based upon the financial institution's cost of funds plus a margin.

     At December 31, 1996, the Company's outstanding long-term debt (including the $18,315,000 balance on the working capital line of credit facility) was approximately $46,659,000, of which $3,664,000 matures in the next twelve months and the remainder matures at various times over the subsequent twelve years.

     Interest paid, net of amounts capitalized, was approximately
$447,000 and $403,000 for the three months ended December 31, 1996 and 1995, respectively. Interest capitalized was approximately $231,000 and $135,000 for the three months ended December 31, 1996 and 1995, respectively.

3.   INVENTORIES

     The major components of inventory are summarized as follows (in thousands):

                           December 31,       September 30,
                              1996                1996
 Finished goods             $36,003             $28,634
 Fruit-on-tree                9,002               9,626
 Other                        2,792               3,888
                            -------             -------
 Total                      $47,797             $42,148
                            =======             =======


   As of December 31, 1996 the Company held contracts for frozen concentrated orange juice ("FCOJ") futures positions totaling approximately $2,613,000 with unrealized gains of approximately $53,000. Additionally, as of December 31, 1996 the Company had unrealized losses of approximately $285,000 on future options. Exposure to off-balance sheet risk related to these positions results from market fluctuations of FCOJ futures prices relative to the Company's open positions. Cash deposit requirements with brokers as of December 31, 1996 totaled $97,500 and vary with market price fluctuations.

4. OTHER

   The Company operates in one industry segment, "Citrus".
Substantially all sales are to entities that market citrus and citrus-related products.

   During the three month period ended December 31, 1996 the Company had two customers who individually accounted for approximately
20.0% and 15.8% of total sales. During the three month period ended December 31, 1995 the Company had two customers who individually accounted for approximately 23.7% and 20.8% of total sales.

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


   The provision for income taxes for the three month periods ended
December 31, 1996 and 1995 is summarized as follows (in thousands):

                                       1996     1995
 Current:
   Federal income tax                  $823     $  799
   State income tax                      97        156
                                       ----     ------
   Total                               $920     $  955
                                       ----     ------
 Deferred:
   Federal income tax                  $  2     $   74
   State income tax                       -         93
                                       ----     ------
   Total                               $  2     $  167
                                       ----     ------
   Total provision for income taxes    $922     $1,122
                                       ====     ======


   The following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 34% and the actual income tax provisions for the quarters ended December 31, 1996 and 1995 (in thousands):

                                                     1996     1995
 Expected income tax                                  $836   $1,076
 Increase(decrease) resulting from:
   State income taxes, net of federal tax benefit       97      196
   Loss on foreign operations                           -        12
   Permanent items and other                           (11)      41
   Adjustment of prior year's deferred income tax
    liability                                           -      (203)
                                                      -----  -------
   Total provision for income taxes                   $922   $1,122
                                                      =====  =======

6. CHANGES IN STOCKHOLDERS' EQUITY

   The following table reflects the changes in Stockholders' Equity since September 30, 1996 as a result of net income, and dividends declared (in thousands):

                                                       Treasury
                   September 30,  Net      Dividends   Stock      December 31,
                       1996       Income   Declared    Issued       1996
 Common stock        $  5,175     $  -     $   -       $  -       $  5,175
 Capital in excess
  of par value         71,417        -         -          -         71,417
 Retained earnings     32,869      1,538    (1,031)       -         33,376
 Treasury stock          (450)       -         -          -           (450)
                     ---------    ------   --------    ------     ---------
 Total stockholders'
  equity             $109,011     $1,538   $(1,031)    $  -       $109,518
                     =========    ======   ========    ======     =========

                          ORANGE-CO, INC. AND SUBSIDIARIES
                                   PART I - ITEM 2
                        Management's Discussion and Analysis
                 of Financial Condition and Results of Operations

First Quarter of Fiscal 1997 versus First Quarter of Fiscal 1996

   The following is management's discussion and analysis of significant factors which have affected the Company's operations during the periods included. It compares the Company's operations for the three month period ended December 31, 1996 to operations for the three month period ended December 31, 1995.

   The following table reflects changes in sales, cost of sales and gross profit by division and other changes in the Statements of Operations through net income between the respective periods.

 Three Months Ended December 31, 1996 vs Three Months Ended December 31, 1995
                           Increases/(Decreases)
                               (in thousands)
                                    Sales       Cost of Sales      Net Change
 Beverage Division . . . . . . . .  $5,337          $5,339         $  (2)
 Grove Management Division . . . .    (263)           (238)          (25)
                                    -------         -------        ------
 Total . . . . . . . . . . . . . .  $5,074          $5,101           (27)
                                    =======         =======
 Other costs and expenses, net:
  Selling, general and administrative . . . . . . . . . . .         (556)
 Interest . . . . . . . . . . . . . . . . . . . . . . . . .         (123)
                                                                   ------
 Income before income taxes . . . . . . . . . . . . . . . .         (706)
                                                                   ------
 Provision for income taxes . . . . . . . . . . . . . . . .          200
                                                                   ------
 Net income . . . . . . . . . . . . . . . . . . . . . . . .        $(506)
                                                                   ======

                                SALES

   Sales for the three month period ended December 31, 1996 increased approximately $5,074,000 or 21.7% compared to the same period in the prior year. The Beverage Division accounted for the principal increase for the current period with increased sales of approximately $5,337,000. Grove Management Division sales decreased approximately $263,000 for the current period compared to the same period in the prior year.

BEVERAGE DIVISION The Beverage Division sales increased approximately $5,337,000 or 24.6% during the current three month period compared to the same period in the prior year. Of this increase, revenues from the sale of the Company's bulk citrus juice products increased approximately $4,610,000. The principal component of this increase in bulk citrus juice products resulted from higher volumes of bulk citrus products sold of approximately $4,505,000 during the current period compared to the same period in the prior year. This increase in sales volume was due primarily to an improving sales program for the bulk citrus juice products. Additionally, higher prices accounted for approximately $105,000 in increased sales of bulk citrus products.

   Sales of the Company's packaged citrus juice products sold decreased approximately $109,000 compared to the same period in the prior year. Higher prices for these products resulted in an increase of approximately $297,000. This increase was more than offset by decreases of approximately $406,000 as a result of lower volumes compared to the same period in the prior year.

   The Company's non-orange packaged juices and drink base products sales increased approximately $1,716,000 during the current period compared to the same period in the prior year. Of this total, increases in the volume of sales of these products accounted for increases of approximately $1,208,000. Additionally, price increases resulted in increased revenues of approximately $508,000 on these products during the current period compared to the same period in the prior year.

   Revenues from the sale of the Company's citrus by-products, including feed, pulp cells, and citrus oils, decreased approximately $671,000 principally as a result of lower volumes of by-products being produced and sold during the current period compared to the same period in the prior year. This decrease in production during the current period is primarily a result of a later start of the processing season during the current three month period compared to the same period in the prior year.

   Storage, handling, processing citrus for customers under contract, and other revenues decreased approximately $209,000 during the current period compared to the same period in the prior year.
This decrease was due primarily to a decrease in the volume of services performed during the current three month period.

GROVE MANAGEMENT DIVISION Grove Management Division sales decreased approximately $263,000 or 15.5% in the current three month period compared to the same period in the prior year. The principal decrease of approximately $145,000 resulted from a decrease in revenues from the sale of fruit to third party packers and processors. Additionally, revenues from harvesting activities decreased approximately $136,000 during the current three month period compared to the same period in the prior year. This decrease was primarily the result of a decrease in the boxes harvested during the current three month period due to a later start of the harvesting season. Partially offsetting these decreases was an increase of approximately $18,000 in revenues from caretaking activities.

                             GROSS PROFIT

   Gross profit for the three month period ended December 31, 1996 decreased approximately $27,000 or 0.6% compared to the same period in the prior year. The principal decrease of approximately $25,000 occurred in the Grove Management Division. Additionally, there was a decrease in gross profit of approximately $2,000 in the Beverage Division during the current period compared to the same period in the prior year.

BEVERAGE DIVISION  The gross profit of the Company's Beverage
Division decreased approximately $2,000 during the current period compared to the same period in the prior year as a result of numerous offsetting increases and decreases.

   A principal component was a decrease of approximately $632,000 which resulted from the sale of bulk citrus juice products during the current period compared to the same period in the prior year.
Of this amount, approximately $1,516,000 resulted from the higher cost of raw fruit and concentrate used in the production of bulk citrus juice products sold during the current three month period compared to the same period in the prior year. Partially offsetting this decrease was an increase in gross profit due to an increase in the volume of sales of bulk citrus juice products of approximately $778,000. Price increases for bulk citrus juice products accounted for an additional increase in gross profit of approximately $106,000 during the current period.

   The Company has in the past utilized and may in the future utilize the FCOJ futures market to hedge fruit inventory, anticipated requirements and sales commitments of FCOJ. The effects of this hedging activity, if any, are reflected in the cost of inventories and flow through the Consolidated Statements of Operations as the associated products are sold. As of December 31, 1996 the Company held contracts for FCOJ futures with unrealized gains of approximately $53,000 which would have been realized if said positions had been prematurely liquidated on that date. These unrealized gains are based upon the closing market prices of equivalent futures obligations and do not necessarily represent prices at which the Company expects to sell the FCOJ.

   Gross profit on the sales of packaged citrus juice products increased approximately $83,000 during the current three month period compared to the same period in the prior year. Of this increase approximately $297,000 resulted from increased prices. However, gross profit decreased approximately $214,000 principally as a result of a higher cost of inventory in the current period.

   Gross profit from the sale of the Company's non-orange packaged juices and drink base products increased approximately $653,000 during the current period compared to the same period in the prior year.
This increase was primarily a result of higher prices on increased sales volumes partially offset by higher inventory costs.

   Gross profit from citrus by-products, including feed, pulp cells, and citrus oils, decreased approximately $184,000 during the current period compared to the same period in the prior year. Gross profit from storage, handling, and other activities increased by approximately $78,000 during the current period due principally to a decrease in cost of providing these services compared to the same period in the prior year.

GROVE MANAGEMENT DIVISION Grove Management Division gross profit decreased approximately $25,000 or 5.8% during the current three month period compared to the same period in the prior year. The principal decrease of approximately $92,000 resulted primarily from decreases in fruit sold to third party packers and processors. Partially offsetting this decrease was an increase of approximately $67,000 in gross profit from the Company's grove caretaking and harvesting activities.

             SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses increased approximately $556,000 for the current three month period compared to the same period in the prior year. Of this increase approximately $191,000 resulted from an increase in salary and benefit costs while $365,000 resulted from an increase in other costs. A significant portion of these increases resulted from the Company's purchase of the Birds Eye and Gold `N' Rich business in July 1996.

                           INTEREST EXPENSE

   Interest expense increased approximately $123,000 or 29.7% during the current three month period compared to the same period in the prior year. The principal increase of approximately $205,000 was due to an increase in the average outstanding debt. Additionally, an increase of approximately $46,000 resulted from an increase in interest rates. Partially offsetting these increases were an increase in capitalized interest of approximately $96,000 and an increase in interest income and cash discounts earned of approximately $32,000.

                   LIQUIDITY AND CAPITAL RESOURCES

   The Company's Bartow processing plant normally operates from early November through late May or June. While the plant is in operation, the inventory of processed juice increases to a level which will cover anticipated deliveries until the following November when the plant begins operation again. The Company's working capital credit facility is generally utilized to finance these inventories. Borrowings under this credit facility normally peak in late May or June. The Company began processing activities for the 1996-97 season in November.

   The Company's ability to generate cash adequate to meet its needs, including the financing of its inventories and trade receivables, has been supported primarily by cash flow from operations and periodic borrowings under its $40 million credit facility. This facility is secured principally by most of the Company's current assets. The outstanding balance at December 31, 1996 was approximately $18,315,000 and approximately $11,065,000 of additional borrowings were available under this facility. The interest rate is variable based upon the financial institution's cost of funds plus a margin. The terms of this agreement call for repayment of the principal amount in April 1998; accordingly, it is classified as long-term. The Company anticipates that the working capital facility will be adequately serviced with cash proceeds from operations.

   Additionally, as of December 31, 1996, the Company had a $10 million short-term capital revolving credit facility to provide interim financing for capital projects. As of December 31, 1996, there was no outstanding balance on this facility. The interest rate on this facility is variable based upon the financial institution's cost of funds plus a margin.

   Current assets increased approximately $1,278,000 as of December 31, 1996 compared to the fiscal year ended September 30, 1996. The principal component of this was an increase in inventories of approximately $5,649,000 in the current three month period due principally to the Company's start of processing for the 1996-97 season and decreased bulk sales compared to the fourth quarter of fiscal 1996 ended September 30, 1996. The Company's accounts receivable balance decreased approximately $5,114,000 during the current period also as a result of lower sales in the current quarter compared to the fourth quarter of fiscal 1996. There was also a decrease in cash and cash equivalents of approximately $523,000. Advances on fruit purchases decreased approximately $73,000 as the Company began processing fruit associated with the 1996-97 season. Also, there was an increase of approximately $1,339,000 in prepaid expenses and other current assets, principally resulting from an increase in deferred tax assets.

   Current liabilities increased approximately $5,275,000 during the current three month period compared to the fiscal year ended September 30, 1996. There was an increase of approximately $4,235,000 in accounts payable and accrued liabilities as a result of the beginning of the processing season. The current portion of long-term debt increased approximately $9,000. Additionally, cash dividends payable increased by $1,031,000 due to a dividend declared during the first quarter of the current fiscal year.

   At December 31, 1996 the Company's outstanding long-term debt was approximately $42,995,000 including the working capital facility of approximately $18,315,000. In addition, current installments of long-term debt were approximately $3,664,000 with the remaining amounts due on various dates over the subsequent twelve years. The Company anticipates that the amounts due over the next twelve months will be paid out of working capital. At December 31, 1996, the Company was in compliance with its loan covenants.

   During the first quarter of the current fiscal year, capital expenditures of approximately $280,000 were made for the installation of new irrigation systems on 2,271 acres of Company-owned groves. Also, cost of caring for newly planted citrus trees in the amount of approximately $349,000 were capitalized. Additional expenditures of approximately $2,066,000 were made during the current period primarily for the purpose of improving the efficiency and capacity of the Bartow processing facility. Also during the current period expenditures of approximately $115,000 were made for grove operations equipment. The Company anticipates that these improvements will be financed principally from working capital or by securing additional funds under existing mortgages.

                   OTHER SIGNIFICANT EVENTS

   In October 1996 the United States Department of Agriculture ("USDA") announced a Florida crop estimate of approximately 220,000,000 boxes of round oranges for the 1996-97 season.
In January 1997 the USDA left this estimate unchanged. During the night of January 17, 1997, the Florida citrus industry experienced several hours of below freezing temperatures, which could have a negative impact on the 1996-97 crop size and juice yield. The effects on the Company, if any, are unknown at this time.

                   PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     None


Exhibit No.                  EXHIBIT                         Page No.


27         Financial Data Schedule (Electronic Filing
           Only)



                            SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ORANGE-CO, INC.
                                        (Registrant)



   Date: February 14, 1997              By:/s/ Gene Mooney
                                        -------------------------
                                        Gene Mooney
                                        President and
                                        Chief Operating Officer




   Date: February 14, 1997              By:/s/ Dale A. Bruwelheide
                                        --------------------------
                                        Dale A. Bruwelheide
                                        Vice President and
                                        Chief Financial Officer