Form 10-Q
period 1997-03-31
ORANGE CO INC /FL/
filed 1997-05-15
CIK 4507

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549


                              FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934                                    (NO FEE REQUIRED)

For the Quarter Ended March 31, 1997

                                 OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934                                     (NO FEE REQUIRED)

For the transition period from ___________________ to ___________________

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

                             Yes  XX  No

Number of shares outstanding of common stock, $.50 par value, as of May 10, 1997: 10,308,975 shares





                  ORANGE-CO, INC. AND SUBSIDIARIES
                              FORM 10-Q
                          TABLE OF CONTENTS
                                                             PAGE NO.

PART I.  FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS

  Consolidated Balance Sheets                                    3
   March 31, 1997 (unaudited) and September 30, 1996 (audited)

  Consolidated Statements of Operations (unaudited)              4
   Six and Three Months ended March 31, 1997 and 1996

  Consolidated Statements of Cash Flows (unaudited)              5
   Six Months ended March 31, 1997 and 1996

  Notes to Consolidated Financial Statements (unaudited)         6-9

  ITEM 2.

  Management's Discussion and Analysis of Results of Operations
   and Financial Condition                                       10-15

PART II. OTHER INFORMATION

  ITEM 4.

  Submission of Matters to a Vote of Security Holders            16

  ITEM 6.

  Exhibits and Reports on Form 8-K                               16

SIGNATURES                                                       16

                    PART I. FINANCIAL INFORMATION

                    ITEM 1. FINANCIAL STATEMENTS

                  ORANGE-CO, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                           (in thousands)

                                          March 31,    September 30,
                                             1997         1996
 ASSETS                                   (unaudited)   (audited)
 Current assets:
 Cash and short-term investments           $  1,040     $  1,508
 Receivables                                  8,812       14,905
 Advances on fruit purchases                    173          717
 Inventories                                 57,868       42,148
 Deferred income tax                          2,124        1,166
 Prepaid and other                              293           18
                                           ---------    ---------
     Total current assets                    70,310       60,462
                                           ---------    ---------
 Property and equipment, net                123,203      120,538
                                           ---------    ---------
 Other assets:
 Excess of cost over net assets of
  acquired companies                         11,213       11,401
 Notes receivable                             2,392        2,558
 Other                                        5,130        4,736
                                           ---------    ---------
     Total other assets                      18,735       18,695
                                           ---------    ---------
     Total assets                          $212,248     $199,695
                                           =========    =========
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
 Current installments on long-term debt    $  3,669     $  3,655
 Note payable                                 1,008          -
 Accounts payable                             3,998        5,493
 Accrued liabilities                          6,264       11,997
                                           ---------    ---------
     Total current liabilities               14,939       21,145
 Deferred income taxes                       23,485       22,247
 Other liabilities                              786          629
 Long-term debt                              63,206       46,663
                                           ---------    ---------
     Total liabilities                      102,416       90,684
                                           ---------    ---------
 Stockholders' equity:
  Preferred stock, $.10 par value,
   10,000,000 shares authorized; none
   issued                                       -            -
  Common stock, $.50 par value, 30,000,000
   shares authorized; 10,349,399 issued       5,175        5,175
 Capital in excess of par value              71,417       71,417
 Retained earnings                           33,624       32,869
                                           ---------    ---------
                                            110,216      109,461
 Less:
 Treasury  stock, at cost: 40,424 shares
  at March 31, 1997 and 47,424 at shares
  September 30, 1996                           (384)        (450)
                                           ---------    ---------
     Total stockholders' equity             109,832      109,011
                                           ---------    ---------
     Total liabilities and stockholders'
      equity                               $212,248     $199,695
                                           =========    =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                  ORANGE-CO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                             (unaudited)
              (in thousands except for per share data)





                                         Six Months       Three Months
                                         1997     1996     1997     1996
 Sales                                 $57,578  $51,356  $29,154  $28,006
 Cost of sales                          50,117   41,560   26,404   22,948
                                       -------- -------- -------- --------
     Gross profit                        7,461    9,796    2,750    5,058
 Other costs and expenses, net:
  Selling, general and administrative   (3,319)  (2,521)  (1,618)  (1,376)
  Gain on disposition of property
   and equipment                           (18)      63      (18)      63
  Other                                    (56)      (8)     (46)       3
 Interest                               (1,189)    (995)    (649)    (578)
                                       -------- -------- -------- --------
 Income before income taxes              2,879    6,335      419    3,170
 Income tax expense                      1,065    2,050      143      928
                                       -------- -------- -------- --------
 Net income                            $ 1,814  $ 4,285  $   276  $ 2,242
                                       ======== ======== ======== ========
 Net income per common and common
  equivalent shares                    $   .18  $   .42  $   .03  $   .22
                                       ======== =======  ======== ========
 Average number of common and
  common equivalent shares outstanding  10,305   10,300   10,307   10,301
                                       ======== ======== ======== ========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                  ORANGE-CO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                             (unaudited)
                           (in thousands)

                                                    1997      1996
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                       $ 1,814   $ 4,285
                                                  --------  --------
  Adjustments to reconcile net income to net
   cash  provided  by (used for)  operating
   activities:
  Depreciation and amortization                     2,793     2,274
  Deferred income taxes                               280        35
  (Gain)loss on disposition of property and
   equipment and other                                 18       (63)
 Change in assets & liabilities:
  Decrease in receivables                           6,093       381
  Decrease in advances on fruit purchases             544       538
  (Increase) in inventory                         (15,720)  (17,111)
  (Increase) in prepaid and other                    (275)     (244)
  (Decrease) in accounts payable and
   accrued liabilities                             (7,228)   (4,316)
 Other, net                                           115        11
                                                  --------  --------
 Total adjustments                                (13,380)  (18,495)
                                                  --------  --------
 Net cash (used for) operating activities         (11,566)  (14,210)
                                                  --------  --------
 CASH FLOWS FROM INVESTING ACTIVITIES:

 Proceeds from sale of property & equipment             8       361
 Decrease in note & mortgage receivables              166        70
 Additions to property & equipment                 (5,197)   (7,173)
 (Increase) in other assets                          (451)     (681)
                                                  --------  --------
 Net cash (used for) investing activities          (5,474)   (7,423)

 CASH FLOWS FROM FINANCING ACTIVITIES:

 Issuance of treasury stock                            38        18
 Payment of cash dividends                         (1,031)   (1,030)
 Proceeds from short-term debt                      1,008     3,000
 Proceeds from long-term debt                      16,557    19,469
                                                  --------  --------
 Net cash provided by financing activities         16,572    21,457
                                                  --------  --------
 NET (DECREASE) IN CASH AND CASH EQUIVALENTS         (468)     (176)
                                                  --------  --------
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD   1,508       845
                                                  --------  --------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD       $ 1,040   $   669
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

       .    Unaudited Consolidated Balance Sheet at March 31, 1997

       .    Audited Consolidated Balance Sheet at September 30, 1996

       . Unaudited Consolidated Statements of Operations for the six and three month periods ended March 31, 1997 and 1996

       . Unaudited Consolidated Statements of Cash Flows for the six month periods ended March 31, 1997 and 1996

2.   NOTES PAYABLE AND LONG-TERM DEBT


     As of March 31, 1997, the Company had access to a $40 million working capital credit facility payable in April, 1999. Accordingly, the balance at March 31, 1997 was classified as long-term debt.
This facility is collateralized by substantially all of the Company's current assets. The outstanding balance at March 31, 1997 was approximately $39,400,000. The interest rate on the facility is variable based upon the financial institution's cost of funds plus a margin. In April 1997 this facility was increased from $40 million to $45 million.

     Additionally, as of March 31, 1997 the Company had a $10,000,000 short-term capital revolving credit facility. As of March 31, 1997 the outstanding balance on this facility was $1,008,000. The interest rate on this facility is variable based upon the financial institution's cost of funds plus a margin.

     At March 31, 1997, the Company's outstanding long-term debt (including the $39,400,000 balance on the working capital line of credit facility) was approximately $66,875,000, of which $3,669,000 matures in the next twelve months and the remainder matures at various times over the subsequent eleven years.

     Interest paid, net of amounts capitalized, was approximately $1,177,000 and $1,001,000 for the six months ended March 31, 1997 and 1996, respectively. Interest capitalized was approximately $425,000 and $296,000 for the six months ended March 31, 1997 and 1996, respectively.

     Certain mortgage agreements contain loan covenants. At March 31, 1997, the Company was in material compliance with these loan covenants.

3. INVENTORIES

   The major components of inventory are summarized as follows (in thousands):

                            March 31,   September 30,
                              1997         1996
 Finished goods             $45,892       $28,634
 Fruit-on-tree inventory      8,349         9,626
 Other                        3,627         3,888
                            -------       -------
 Total                      $57,868       $42,148
                            =======       =======


   As of March 31, 1997 the Company held futures contracts for frozen concentrated orange juice ("FCOJ"). The net futures positions totaled approximately $6,727,000 with unrealized gains of approximately $676,000. Exposure to off-balance sheet risk related to these positions results from market fluctuations of FCOJ futures prices relative to the Company's open positions. As of March 31, 1997 deposits with brokers totaled $254,000.

4. OTHER

   The Company operates in one industry segment, "Citrus".
Substantially all sales are to entities that market citrus and citrus-related products.

   During the six and three month periods ended March 31, 1997, the Company had two customers who individually accounted for approximately 18.9% and 14.7%, and 17.9% and 13.6% of total sales for the respective periods. During the six and three month periods ended March 31, 1996, the Company had two customers who individually accounted for approximately 21.3% and 20.2% and 19.7% and 18.9% of total sales for the respective periods.

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




   Income tax expense attributable to income for the six and three month periods ended March 31, 1997 and 1996 consists of the following
(in thousands):

                              Six Months      Three Months
                            Ended March 31,  Ended March 31,
                            1997    1996      1997   1996
 Current:
   Federal income tax     $  658  $1,687     $(165)  $  888
   State income tax          127     328        30      172
                          ------- ------     ------  -------
   Total                  $  785  $2,015     $(135)  $1,060
                          ------- ------     ------  -------
 Deferred:
   Federal income tax     $  294  $   32     $ 293   $  (42)
   State income tax          (14)      3       (15)     (90)
                          ------- ------     ------  -------
   Total                  $  280  $   35     $ 278   $ (132)
                          ------- ------     ------  -------
   Total provision for
    income taxes          $1,065  $2,050     $ 143   $  928
                          ======= ======     ======  =======



   Following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 34% and the actual income tax provisions for the six and three month periods ended
March 31, 1997 and 1996 (in thousands):

                                 Six Months         Three Months
                               Ended March 31,     Ended March 31,
                                  1997    1996      1997    1996
 Expected income tax            $  979  $2,154     $ 143   $1,078
 Increase(decrease) resulting
 from:
  Loss on foreign investments      -        25        -        13
  Permanent items                    6      64        (3)      23
  State income taxes, net
   of federal tax benefit           74     216        41       20
  Change in valuation
   allowance for deferred
   tax asset                       -      (507)       -      (507)
  Other, net                         6      98       (38)     301
                                ------  -------    ------  -------
  Total provision for
   income taxes                 $1,065  $2,050     $ 143   $  928
                                ======  =======    ======  =======

The reduction of $507,000 during the prior year period in the valuation allowance for a deferred tax asset reflects management's estimate that the Company is more likely than not to receive benefit from investment tax credit carryforwards which expire in 1998 and thereafter.


6. CHANGES IN STOCKHOLDERS' EQUITY

   The following table reflects the changes in Stockholders' Equity since September 30, 1996 as a result of net income, dividends paid, and treasury stock transactions (in thousands):

                                                        Treasury
                       September 30,  Net     Dividends Stock      March 31,
                          1996        Income  Paid      Issued      1997
 Common stock          $  5,175      $  -     $   -      $ -      $  5,175
 Capital in
  excess of par value    71,417         -         -        -        71,417
 Retained earnings       32,869       1,814    (1,031)    (28)      33,624
 Treasury stock            (450)        -         -        66         (384)
                       ---------     ------   --------   -----    ---------
 Total stockholder's
  equity               $109,011      $1,814   $(1,031)   $ 38     $109,832
                       =========     ======   ========   =====    =========




                        ORANGE-CO, INC. AND SUBSIDIARIES
                                 PART I - ITEM 2
                    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Fiscal 1997 versus Fiscal 1996

   The following is management's discussion and analysis of significant factors which have affected the Company's operations during the periods included. It compares the Company's operations for the six and three month periods ended March 31, 1997 to operations for the six and three month periods ended March 31, 1996.

   The following table reflects changes in sales, cost of sales and gross profit by division and other changes in the Statements of Operations through net income between the respective periods.


    Six Months (YTD) and Three Months (QTR) Ended March 31, 1997
   vs Six Months (YTD) and Three Months (QTR) Ended March 31, 1996
                        Increases/(Decreases)
                           (in thousands)

                           Sales       Cost of Sales       Net Change
                         YTD    QTR     YTD    QTR       YTD       QTR
 Beverage Division    $5,943  $  606  $8,297  $2,958  $(2,354)  $(2,352)
 Grove Management
  Division               279     542     260     498       19        44
                      ------  ------  ------  ------  --------  --------
 Total                $6,222  $1,148  $8,557  $3,456   (2,335)   (2,308)
                      ======  ======  ======  ======
 Other costs and expenses net:
  Selling, general and administrative                    (798)     (242)
  Gain on disposition of property and equipment           (81)      (81)
  Other income and expense                                (48)      (49)
 Interest                                                (194)      (71)
                                                      --------  --------
 Income before income taxes                            (3,456)   (2,751)
 Provision for income taxes                               985       785
                                                      --------  --------
 Net income                                           $(2,471)  $(1,966)
                                                      ========  ========

                                 SALES

   Sales for the six and three month periods ended March 31, 1997 increased approximately $6,222,000 or 12.1% and approximately $1,148,000 or 4.1%, respectively compared to the same periods in the prior year. The Beverage Division accounted for the principal increases for the six and three month periods with increased sales of approximately $5,943,000 and $606,000. Grove Management Division sales also increased by approximately $279,000 and $542,000 for the current six and three month periods compared to the same periods in the prior year.

BEVERAGE DIVISION The Beverage Division sales increased approximately $5,943,000 or 12.2% and $606,000 or 2.3% in the
current six and three month respective periods compared to the same periods in the prior year. Of these increases, revenues from the sale of the Company's bulk citrus juice products increased approximately $4,458,000 during the current six month period and decreased approximately $152,000 during the current three month period as a result of offsetting increases and decreases.
As part of the increase during the current


six month period, revenues from the volume of bulk citrus juice products sold increased approximately $8,038,000. This increase in volume during the current six month period was partially offset by decreased prices for bulk citrus juice products of approximately $3,580,000 compared to the same period in the prior year. During the current three month period a decrease in prices resulted in a decrease in revenues of approximately $3,616,000 compared to the same period in the prior year. The volume of bulk citrus juice products sold during the current three month period increased approximately $3,464,000 compared to the same period in the prior year.

   As the Company entered the 1996-97 season, the United States Department of Agriculture ("USDA") announced a significantly increased crop estimate of approximately 220,000,000 boxes of round oranges. This estimate, if true will provide the largest Florida crop in history. This expectation has resulted in sharply decreased prices of bulk FCOJ. Management expects the price of bulk FCOJ to be significantly lower for at least the next two fiscal quarters as compared to fiscal 1996 levels. The Florida citrus industry is highly cyclical subject to varying weather conditions and other natural phenomena sometimes creating wide swings in economic conditions and opportunities.

   Sales of the Company's packaged citrus juice products sold increased approximately $1,331,000 and $308,000 during the current six and three month respective periods compared to the same periods in the prior year. Contributing to these increases were increases in the volumes of packaged citrus juice products sold during the current six and three month periods of approximately $2,011,000 and $869,000 respectively. Additionally, higher prices resulted in increased revenues of approximately $973,000 and $437,000 during the current six and three month respective periods. Partially offsetting these increases were decreases during the current six and three month periods of approximately $1,653,000 and $998,000 which resulted from the conversion of a pasteurized single strength packaging program to a bulk supply program. The conversion of these sales are now reflected as bulk citrus juice sales.

    The Company's non-orange packaged juices and drink base product sales increased approximately $277,000 during the current six month period and decreased approximately $307,000 during the current three month period compared to the same periods in the prior year.
Decreases in the volume of sales of these products accounted for decreases of approximately $573,000 and $654,000 during the current six and three month periods. Offsetting increases in prices contributed approximately $850,000 and $347,000 to increased revenues during the current six and three month respective periods compared to the same periods in the prior year.

   Revenues from the sale of the Company's citrus by-products, including feed, pulp cells, and citrus oils, decreased approximately $303,000 during the current six month period and increased approximately $369,000 during the current three month period compared to the same period in the prior year. Seasonal fluctuations in the sale of the volume of by-products sold was the principal reason for the decrease of approximately $233,000 during the current six month period and the increase during the current three month period of approximately $338,000. Revenues also decreased approximately $70,000 during the current six month period as a result of lower prices for by-products sold compared to the same period in the prior year. However, revenues for by-products sold during the current three month period increased approximately $31,000 due to slightly higher prices compared to the same three month period in the prior year.

   Storage, handling, processing citrus for customers under contract, and other revenues increased approximately $180,000 and $388,000 during the current six and three month periods compared to the same periods in the prior year. These increases were due primarily to increases in the volume of these services performed during the current six and three month periods compared to the same periods in the prior year.

GROVE MANAGEMENT DIVISION Grove Management Division sales increased approximately $279,000 or 10.1% and $542,000 or 51.0% for the current six and three month periods compared to the same periods in the prior year. The principal increases of approximately $357,000 and $492,000 occurred in harvesting revenues during the current six and three month periods and resulted from increases in the volume of boxes harvested during the current periods compared to the same periods in the prior year. Revenues also increased approximately $50,000 and $33,000 during the current six and three month periods as a result of increases in caretaking activities. Partially offsetting these increases during the current six month period was a decrease of approximately $128,000 resulting from a decrease in the volume of fruit sold to third party packers and processors. However, during the current three month period revenues for fruit sold to third party packers and processors increased approximately $17,000.

                            GROSS PROFIT

   Gross profit for the current six and three month periods ended March 31, 1997 decreased approximately $2,335,000 or 23.8% and approximately $2,308,000 or 45.6% compared to the same periods in the prior year. The principal decreases of approximately $2,354,000 and $2,352,000 during the current six and three month periods occurred in the Beverage Division. Gross profit for the Grove Management Division increased during the current six and three month periods by approximately $19,000 and $44,000 compared to the same periods in the prior year.

BEVERAGE DIVISION Gross profit of the Beverage Division decreased approximately $2,354,000 and $2,352,000 during the current six and three month respective periods compared to the same periods in the prior year. Contributing to the decrease in gross profit were decreases during the current six and three month respective periods of approximately $3,798,000 and $3,165,000 from the sale of bulk citrus juice products. Of the decreases during the current six month and three month respective periods, approximately $3,580,000 and $3,616,000 resulted from decreased prices for bulk citrus juice products. Additionally, during the current six month period gross profit decreased approximately $218,000 resulting from a higher cost of carryover inventory for bulk citrus juice products sold during the current period compared to the same period in the prior year. Partially offsetting the decrease in gross profit during the current three month period was an increase of approximately $451,000 resulting primarily from a combination of higher sales volumes and lower cost of production principally as result of lower costs of raw fruit and concentrate.

   The Company has in the past utilized and may in the future utilize the FCOJ futures market to hedge fruit inventory, anticipated requirements and sales commitments of FCOJ. The effects of this hedging activity, if any, are reflected in the cost of inventories and flow through cost of sales in the Consolidated Statements of Operations as the associated products are sold. As of March 31, 1997 the Company held contracts for FCOJ futures with unrealized gains of approximately $676,000 which would have been realized if said positions had been prematurely liquidated on that date. These unrealized gains are based upon the closing market prices of equivalent futures obligations and do not necessarily represent prices at which the Company expects to sell the FCOJ.



   Gross profit on sales of packaged citrus juice products increased approximately $1,065,000 and $448,000 during the current six and three month respective periods compared to the same periods in the prior year. Higher prices during the current six and three month periods accounted for increases in gross profit of approximately $973,000 and $437,000 respectively. Additionally, gross profit increased approximately $542,000 and $237,000 during the current six and three month periods as a result of increases in the volume of packaged citrus juices sold. Partially offsetting the increased prices were higher cost of production of approximately $400,000 and $153,000 during the current six and three month periods. Additionally, there were decreases of approximately $50,000 and $73,000 during the current respective periods resulting from the conversion of a pasteurized single strength packaging program to a bulk supply program as previously mentioned.

   Gross profit from the sale of the Company's non-orange packaged juices and drink base products increased approximately $126,000 and $8,000 during the current six and three month respective periods compared to the same periods in the prior year. These increases were principally a result of increased sales volumes.

   Gross profit from citrus by-products, including feed, pulp cells, and citrus oils, decreased approximately $203,000 and $19,000 during the current six and three month respective periods compared to the same periods in the prior year. Of these decreases approximately $267,000 and $82,000 were the result of lower volumes of sales of these products in part as a result of seasonal fluctuations during the current six and three month respective periods compared to the same periods in the prior year. Additionally, higher prices and lower costs of production increased gross profit approximately $64,000 and $63,000 during the current six and three month respective periods compared to the same periods in the prior year. Gross profit from storage, handling, and other activities also increased by approximately $456,000 and $376,000 during the current six and three month periods due to an increase in these activities compared to the same periods in the prior year.

GROVE MANAGEMENT DIVISION Grove Management Division gross profit increased approximately $19,000 or 3.3% and $44,000 or 28.3% during the current six and three month periods compared to the same periods in the prior year. The principal increase of approximately $29,000 in the current six month period was due to an increase in grove caretaking. This increase in gross profit was partially offset by a decrease of approximately $10,000 from a reduction in fees charged for harvesting services and from fruit sold to third party packers and processors. However, during the current three month period gross profit increased approximately $92,000 from fruit sold to third party packers and processors. This increase in gross profit was partially offset during the current three month period by a decrease in grove caretaking and harvesting activities of approximately $48,000.

             SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses increased approximately $798,000 or 31.7% and $242,000 or 17.6% for the current six and three month periods compared to the same periods in the prior year. Of these increases, approximately $356,000 and $157,000 resulted from an increase in salary and benefit costs in the current respective periods. Additionally, approximately $442,000 and $85,000 were a result of increases in other costs. A significant portion of these increases resulted from the Company's operation of the Birds Eye foodservice juice business acquired in July 1996.



        GAIN/(LOSS) ON DISPOSITION OF PROPERTY AND EQUIPMENT

   The decreased gain on the disposition of property, equipment and other of approximately $81,000 for the six and three month periods ending March 31, 1997 compared to the same periods in the prior year was principally due to differences in gains on sales of commercial properties not utilized in citrus production or processing.

                        INTEREST EXPENSE

   Interest expense increased approximately $194,000 or 19.5% and $71,000 or 12.2% in the current six and three month periods respectively, compared to the same periods in the prior year. The primary increases of approximately $401,000 and $200,000 in the current respective periods were the result of increases in the average outstanding debt. Partially offsetting these increases were decreases of approximately $29,000 and $72,000 due to decreases in interest rates. Also, increases in capitalized interest resulted in decreases of approximately $129,000 and $33,000, while decreases in amortization of deferred loan costs and other related interest charges resulted in decreases of approximately $49,000 and $24,000 in the current six and three month periods respectively.

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

   The Company's ability to generate cash adequate to meet its needs, including the financing of its inventories and trade receivables, has been supported primarily by cash flow from operations and periodic borrowings under its primary $40 million credit facility. This facility is principally secured by substantially all of the Company's current assets. The outstanding balance at March 31, 1997 was approximately $39,400,000. The interest rate is variable based upon the financial institution's cost of funds plus a margin. The terms of the agreement call for repayment of the principal amount in April 1999; accordingly, it is classified as long-term debt. The Company anticipates that the working capital facility will be adequately serviced with cash proceeds from operations. In April 1997 this facility was increased from $40 million to $45 million to more adequately service the Company's working capital needs.

   Additionally, as of March 31, 1997 the Company had a $10 million short-term capital revolving credit facility. As of March 31, 1997 the outstanding balance on this facility was $1,008,000. The interest rate on this facility is variable based upon the financial institution's cost of funds plus a margin. The terms of this facility call for repayment of the principal amount in April 1998. As of April 30, 1997 the outstanding balance on this facility was $573,000 and approximately $9,427,000 of additional borrowings were available under this facility.

   Current assets increased approximately $9,848,000 as of March 31, 1997 compared to September 30, 1996. The principal component of this was an increase in inventories of approximately $15,720,000 in the first six months of the current year due to the seasonal accumulation of inventories. The Company's accounts receivable balance decreased approximately $6,093,000 during the six months ending March 31, 1997. Additionally, there was a decrease in cash and short-term cash investments of approximately $468,000. Advances on fruit purchases decreased approximately $544,000 as the Company began processing the purchased fruit and collected these advances.

   Current liabilities decreased approximately $6,206,000 during the first six months of fiscal 1997 compared to September 30, 1996. This decrease was due principally to payments of approximately $4,216,000 of accrued expenses associated with fruit purchased during the previous season and decreases in accounts payable and other accrued expenses of approximately $3,012,000. Offsetting these decreases was an increase of $14,000 in the current portion of long-term debt, and an increase in notes payable of $1,008,000.

   Long-term debt increased approximately $16,543,000 during the current six month period. This was primarily the result of an increase of approximately $18,314,000 in the Company's long-term working capital facility used principally to finance the seasonal accumulation of inventories. There was a decrease of approximately $1,820,000 which represents scheduled principal payments made on long-term debt during the six month period.

   At March 31, 1997 the Company's outstanding long-term debt was approximately $63,206,000 including the working capital facility of approximately $39,400,000. In addition current installments of long-term debt were approximately $3,669,000 with the remaining amounts due on various dates over the subsequent eleven years. The Company anticipates that amounts due over the next twelve months will be paid out of working capital. At March 31, 1997 the Company was in material compliance with its loan covenants.

   During the first six months of the current fiscal year, capital expenditures of approximately $330,000 were made for the installation of new irrigation systems on 2,271 acres of Company-owned groves. Also, cost of caring for newly planted citrus trees in the amount of $697,000 were capitalized and expenditures of approximately $226,000 were made for grove operations equipment. Additionally, expenditures of approximately $3,206,000 were made during the same period primarily for the purpose of improving the efficiency of the Bartow processing facility. The Company anticipates that these improvements will be financed principally by working capital or by securing additional funds under existing mortgages.

                      OTHER SIGNIFICANT EVENTS

   In October 1996 the USDA announced a Florida crop estimate of approximately 220,000,000 boxes of round oranges for the 1996-97 season. This estimate was most recently revised in May 1997 to approximately 224,200,000 boxes. This estimate, if true, will provide the largest Florida Crop in history. This expectation has resulted in sharply decreased prices of bulk FCOJ. Management expects the price of bulk FCOJ to be significantly lower for at least the next two fiscal quarters as compared to fiscal 1996 levels. The Florida citrus industry is highly cyclical subject to varying weather conditions and other natural phenomena sometimes creating wide swings in economic conditions and opportunities.




                   PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At the Annual Meeting of Stockholders on February 27, 1997, the stockholders of the Company elected directors. The results of these votes were as follows:

 DIRECTOR NOMINEES            FOR       AUTHORITY WITHHELD
 John R. Alexander         9,224,898          27,141
 Richard A. Coonrod        9,224,836          27,203
 Paul E. Coury, MD         9,222,326          29,713
 Ben Hill Griffin, III     9,224,732          27,307
 George W. Harris, Jr.     9,224,643          27,396
 Dr. W. Bernard Lester     9,224,846          27,193
 Gene Mooney               9,223,599          28,440
 C. B. Myers, Jr.          9,222,262          29,777
 Thomas H. Taylor          9,224,696          27,343


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


Exhibit No               EXHIBIT                        Page No.

 10.27     The Sixth Amendment to the Loan Agreement       17
           By and Among Orange-co, Inc., Orange-co of of Florida, Inc. and SunTrust Bank, Central
           Florida, National Association, Dated April
           25, 1997.

   27      Financial Data Schedule (Electronic Filing
           Only)



                          SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ORANGE-CO, INC.
                                  (Registrant)

   Date: May 14, 1997          By: /s/Gene Mooney
                                  ------------------------
                                  Gene Mooney
                                  President and
                                  Chief Operating Officer


   Date: May 14, 1997          By: /s/Dale A. Bruwelheide
                                  ------------------------
                                  Dale A. Bruwelheide
                                  Vice President and
                                  Chief Financial Officer