Form 10-Q
period 1997-06-30
ORANGE CO INC /FL/
filed 1997-08-14
CIK 4507

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549


                              FORM 10-Q

(Mark One)

(X)   QUARTERLY  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE
ACT  OF 1934                                       (NO  FEE REQUIRED)

For the Quarter Ended June 30, 1997

                                 OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT  OF 1934                                   (NO  FEE REQUIRED)

For the transition period from __________________ to ____________________

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

                             Yes  XX  No

Number of shares outstanding of common stock, $.50 par value, as of July 31, 1997: 10,308,975 shares

                  ORANGE-CO, INC. AND SUBSIDIARIES
                              FORM 10-Q
                          TABLE OF CONTENTS
                                                              PAGE NO.

PART I.  FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS


  Consolidated Balance Sheets                                    3
   June 30, 1997 (unaudited) and September 30, 1996 (audited)

  Consolidated Statements of Operations (unaudited)              4
   Nine and Three Months ended June 30, 1997 and 1996

  Consolidated Statements of Cash Flows (unaudited)              5
   Nine Months ended June 30, 1997 and 1996

  Notes to Consolidated Financial Statements (unaudited)         6-9

  ITEM 2.

  Management's Discussion and Analysis of Results of Operations
   and Financial Conditions                                      10-15

PART II. OTHER INFORMATION

  ITEM 6.

  Exhibits and Reports on Form 8-K                               16

SIGNATURES                                                       16

                   PART I.  FINANCIAL INFORMATION

                    ITEM 1. FINANCIAL STATEMENTS

                  ORANGE-CO, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                           (in thousands)

                                           June 30,    September 30,
                                             1997         1996
ASSETS                                    (unaudited)   (audited)
 Current assets:
 Cash and short-term investments           $   1,276   $   1,508
 Receivables                                   9,622      14,905
 Advances on fruit purchases                     -           717
 Inventories                                  58,503      42,148
 Deferred income tax                           2,327       1,166
 Prepaid and other                               192          18
                                           ----------  ----------
      Total current assets                    71,920      60,462
                                           ----------  ----------
 Property and equipment, net                 123,103     120,538
                                           ----------  ----------
 Other assets:
 Excess of cost over net assets of
  acquired companies                          11,119      11,401
 Notes receivable                              1,866       2,558
 Other                                         5,404       4,736
                                           ----------  ----------
      Total other assets                      18,389      18,695
                                           ----------  ----------
      Total assets                         $ 213,412   $ 199,695
                                           ==========  ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
 Current installments on long-term debt    $   7,460   $   3,655
 Note payable to bank                          3,000         -
 Accounts payable                              3,175       5,493
 Accrued liabilities                           8,377      11,997
                                           ----------  ----------
      Total current liabilities               22,012      21,145
 Deferred income taxes                        23,735      22,247
 Other liabilities                               842         629
 Long-term debt                               57,445      46,663
                                           ----------  ----------
      Total liabilities                      104,034      90,684
                                           ----------  ----------
 Stockholders' equity:
 Preferred stock, $.10 par value,
  10,000,000 shares authorized;
  none issued                                    -           -
 Common  stock, $.50 par value, 30,000,000
 shares authorized;  10,349,399 issued         5,175       5,175
 Capital in excess of par value               71,417      71,417
 Retained earnings                            33,170      32,869
                                            ---------   ---------
                                             109,762     109,461
 Less:
 Treasury  stock, at cost:  40,424  shares
  at June 30, 1997 and 47,424 shares at
  September 30, 1996                            (384)       (450)
                                            ---------   ---------
      Total stockholders' equity             109,378     109,011
                                            ---------   ---------
      Total liabilities and stockholders'
       equity                               $213,412    $199,695
                                            =========   =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                  ORANGE-CO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                             (unaudited)
              (in thousands except for per share data)



                                         Nine Months      Three Months
                                        1997     1996     1997     1996
 Sales                                  $83,938  $85,379  $26,360  $34,023
 Cost of sales                           75,479   70,219   25,362   28,659
                                        -------- -------- -------- --------
      Gross profit                        8,459   15,160      998    5,364
 Other costs and expenses, net:
  Selling, general and administrative    (4,247)  (3,837)    (928)  (1,315)
  Gain (loss) on disposition of
   property and equipment                   (18)      77      -         14
  Other                                      (9)      12       47       18
 Interest                                (2,006)  (1,580)    (817)    (584)
                                        -------- --------  -------  -------
 Income(loss) before income taxes         2,179    9,832     (700)   3,497
 Income tax expense (benefit)               819    3,071     (245)   1,021
                                        -------- --------  -------  -------
 Net income(loss)                       $ 1,360  $ 6,761   $ (455)  $2,476
                                        ======== ========  =======  =======
 Net income(loss) per common and
  common equivalent shares:             $   .13  $   .66   $ (.04)  $  .24
                                       ========= ========  ======== =======
 Average number of common and
 common equivalent shares outstanding    10,306   10,301   10,309   10,302
                                        ======== ========  =======  =======


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                  ORANGE-CO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                             (unaudited)
                           (in thousands)

                                                  1997       1996
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                      $ 1,360    $ 6,761
                                                 --------   --------
  Adjustments to reconcile net income to net
   cash  provided  by (used for)  operating
   activities:
  Depreciation and amortization                    4,288      3,534
  Increase(decrease)in deferred income taxes         327       (65)
  (Gain) loss on disposition of property
   and equipment and other                            18       (77)
 Change in assets & liabilities:
  Decrease in receivables                          5,283     1,293
  Decrease in advances on fruit purchases            717       787
  (Increase) in inventory                        (16,355)  (22,463)
  (Increase) in prepaid and other                   (174)     (119)
  Increase(decrease) in accounts payable and
   accrued liabilities                            (4,470)      216
  (Decrease) in income taxes payable              (1,468)      (74)
 Other, net                                           63      (105)
                                                 --------  --------
 Total adjustments                               (11,771)  (17,073)
                                                 --------  --------
 Net cash (used for) operating activities        (10,411)  (10,312)
                                                --------  --------
 CASH FLOWS FROM INVESTING ACTIVITIES:

 Proceeds from sale of property & equipment            8       503
 Decrease in note & mortgage receivables             692       104
 Additions to property & equipment                (6,460)  (13,556)
 Increase in other assets                           (655)     (836)
                                                 --------- --------
 Net cash (used for) investing activities         (6,415)  (13,785)
                                                 --------  --------

 CASH FLOWS FROM FINANCING ACTIVITIES:

 Issuance of treasury stock                           38        18
 Cash dividends paid                              (1,031)   (1,030)
 Proceeds from short-term debt                     3,000     3,000
 Proceeds from long-term debt                     14,587    21,909
                                                 --------  --------
 Net cash provided by  financing activities       16,594    23,897
                                                 --------  --------
 NET (DECREASE) IN CASH AND CASH EQUIVALENTS        (232)     (200)
                                                 --------  --------
 CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                        1,508       845
                                                --------  --------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD      $ 1,276   $   645
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

       .    Unaudited Consolidated Balance Sheet at June 30, 1997

       .    Audited Consolidated Balance Sheet at September 30, 1996

       . Unaudited Consolidated Statements of Operations for the nine and three month periods ended June 30, 1997 and 1996

       . Unaudited Consolidated Statements of Cash Flows for the nine month periods ended June 30, 1997 and 1996

2.   NOTES PAYABLE AND LONG-TERM DEBT

     As  of  June  30, 1997, the Company had a $45 million  working capital line of credit payable in April, 1999. Accordingly, the balance at June 30, 1997 was classified as long-term. This facility is collateralized by most of the Company's current assets. The outstanding balance at June 30, 1997 was approximately $38,341,000 leaving approximately $2,926,000 additional funds available under a borrowing base calculation. The interest rate is variable based upon the financial institution's cost of funds plus a margin.

     Additionally, as of June 30, 1997 the Company had a $10,000,000 short-term capital revolving credit facility. As of June 30, 1997 the balance on this facility was $3,000,000 leaving $7,000,000 additional funds available. The interest rate on this facility is also variable based upon the financial institution's cost of funds plus a margin.

     As of June 30, 1997, the Company's outstanding long-term debt (including the $38,341,000 balance on the working capital line of credit) was approximately $64,905,000 of which $7,460,000 matures in the next twelve months and the remainder matures at various times over the subsequent eleven years.

      Interest paid, net of amounts capitalized, was approximately $1,995,000 and $1,536,000 for the nine months ended June 30, 1997 and 1996, respectively. Interest capitalized was approximately $569,000 and $461,000 for the nine months ended June 30, 1997 and 1996, respectively.

      Certain mortgage agreements contain loan covenants. As of June 30, 1997, the Company was in compliance with these loan covenants.

3. INVENTORIES

     The major components of inventory are summarized as follows (in thousands):

                       June 30,   September 30,
                         1997        1996
                         ----        ----
 Finished goods        $ 47,567     $ 28,634
 Fruit-on-tree            8,070        9,626
 Other                    2,866        3,888
                       --------     --------
 Total                 $ 58,503     $ 42,148
                       ========     ========


     As of June 30, 1997 the Company held futures contracts for frozen concentrated orange juice ("FCOJ"). The net futures positions
totaled   approximately   $7,265,000  with   unrealized   gains   of
approximately $873,000. Exposure to off-balance sheet risk related to these positions results from market fluctuations of FCOJ futures prices relative to the Company's open positions. As of June 30, 1997 deposits with brokers totaled $284,000.

4. OTHER

     The   Company  operates  in  one  industry  segment,  "Citrus".
Substantially all sales are to entities that market citrus beverages and related products.

     During the nine and three month periods ended June 30, 1997, the
Company   had   two   customers  who  individually   accounted   for
approximately 20.5% and 14.0%, and 23.8% and 12.5% of total sales for the respective periods. During the nine and three month periods ended June 30, 1996, the Company had two customers who individually accounted for approximately 21.2% and 18.9%, and 20.9% and 16.8%
of total sales for the respective periods.

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

     Income tax expense (benefit) for the nine and three month periods ended June 30, 1997 and 1996 consists of the following (in thousands):

                             Nine Months     Three Months
                            Ended  June 30,  Ended June 30,
                            1997      1996   1997     1996
 Current:
      Federal income tax    $   365  $2,639   $ (293) $  952
      State income tax          128     497        1     169
                            -------- -------  ------- -------
      Total                     493   3,136     (292)  1,121
                            -------- -------  ------- -------
 Deferred:
      Federal income tax     $  365  $  (58)  $   71  $  (90)
      State income tax          (39)     (7)     (24)    (10)
                             ------- -------  ------- -------
      Total                     326     (65)      47    (100)
                             ------- ------- -------- -------
 Income tax expense
   (benefit)                 $  819  $3,071  $  (245) $1,021
                             ======= ======= ======== =======


     Following is a reconciliation of the expected income tax expense
(benefit) computed at the U.S. Federal statutory rate of 34% and the actual income tax expense (benefit) for the nine and three month periods ended June 30, 1997 and 1996 (in thousands):

                                     Nine Months       Three Months
                                    Ended June 30,    Ended June 30,
                                    1997     1996     1997     1996
 Expected income tax               $  741   $3,343   $ (238)   $1,189
 Increase(decrease) in income
  taxes resulting from:
   Loss on foreign operations         -         44      -         19
   Permanent items                     17       96       11       32
   State income taxes, net of
    federal tax benefit                59      328      (15)     112
   Change in valuation allowance
    for deferred tax asset            -       (806)     -       (299)
   Other, net                           2       66       (3)     (32)
                                    -----   -------   ------  -------
 Total provision for income
  tax expense (benefit)            $  819   $3,071    $(245)  $1,021
                                   ======   =======   ======  =======

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

6. CHANGES IN STOCKHOLDERS' EQUITY

    The following table reflects the changes in Stockholders' Equity since September 30, 1996 as a result of net income, dividends paid, and treasury stock transactions (in thousands):

                                                         Treasury
                   September 30,   Net        Dividends   Stock      June 30,
                      1996        Income        Paid      Issued      1997
                      ----        ------        ----      ------      ----
 Common stock       $  5,175       $   -       $   -      $  -      $  5,175
 Capital in excess
  of par value        71,417           -           -         -        71,417
 Retained earnings    32,869         1,360      (1,031)      (28)     33,170
 Treasury stock         (450)          -           -          66        (384)
                    ---------      --------    --------   -------   ---------
 Total stockholders'
  equity            $109,011       $ 1,360     $(1,031)  $    38   $ 109,378
                    =========      =======     ========  ========  ==========

                  ORANGE-CO, INC. AND SUBSIDIARIES
                           PART I - ITEM 2
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Fiscal 1997 versus Fiscal 1996

     The following is management's discussion and analysis of significant factors which have affected the Company's operations during the periods included. It compares the Company's operations for the nine and three month periods ended June 30, 1997 to operations for the nine and three month periods ended June 30, 1996.

     The following table reflects changes in sales, cost of sales and gross profit by division and other changes in the Statements of Operations through net income (loss) between the respective periods.


    Nine Months (YTD) and Three Months (QTR) Ended June 30, 1997
   vs Nine Months (YTD) and Three Months (QTR) Ended June 30, 1996
                        Increases/(Decreases)
                           (in thousands)

                            Sales        Cost of Sales       Net Change
                         YTD     QTR     YTD       QTR     YTD        QTR

 Beverage Division   $(1,486)  $(7,429)  $5,066  $(3,231)  $(6,552)  $(4,198)
 Grove Management
  Division                45      (234)     194      (66)     (149)     (168)
                       ------  --------  ------- --------  --------  --------
 Total               $(1,441)  $(7,663)  $5,260  $(3,297)  $(6,701)  $(4,366)

 Other costs and expenses net:
  Selling, general and administrative                         (410)      387
  Gain on disposition of property and equipment                (95)      (14)
  Other income and expense                                     (21)       29
 Interest                                                     (426)     (233)
                                                            --------  --------
 Income (loss) before income taxes                          (7,653)   (4,197)
 Provision for income taxes                                  2,252     1,266
                                                            --------  --------
 Net income (loss)                                         $(5,401)  $(2,931)
                                                            ========  ========


                                SALES

     Sales for the nine and three month periods ended June 30, 1997 decreased approximately $1,441,000 or 1.7% and approximately $7,663,000 or 22.5%, respectively compared to the same periods in the prior year. The Beverage Division accounted for the principal decreases for the nine and three month periods with decreases in sales of approximately $1,486,000 and $7,429,000. Grove Management Division sales increased by approximately $45,000 and decreased approximately $234,000 for the current nine and three month respective periods compared to the same periods in the prior year.

BEVERAGE DIVISION   The Beverage Division sales decreased
approximately $1,486,000 or 1.8% and $7,429,000 or 22.9% in the
current nine and three month periods respectively compared to the same periods in the prior year as a result of offsetting increases and decreases.

     Revenues from the sale of the Company's bulk citrus juice products decreased approximately $2,738,000 during the current nine month period and approximately $7,195,000 during the current three month period As part of the decrease during the current nine month period, revenues from the volume of bulk citrus juice products sold increased approximately $7,393,000. However,this increase in volume during the current nine month period was more than offset by decreased prices for bulk citrus juice products of approximately $10,131,000 compared to the same period in the prior year. During the current three month period a decrease in prices resulted in a decrease in revenues of approximately $6,086,000 for bulk citrus juice products compared to the same period in the prior year. Additionally, the volume of bulk citrus juice products sold during the current three month period decreased approximately $1,109,000 compared to the same period in the prior year.

     As the Company entered the 1996-97 season, the United States
Department of Agriculture ("USDA") announced a significantly increased crop estimate of approximately 220,000,000 boxes of round oranges. The final crop was 225,700,000 boxes of round oranges which provided the largest Florida crop in history. The expectation of this record crop has resulted in sharply decreased prices of bulk FCOJ. Management expects the price of bulk FCOJ to be significantly lower for at least the next two fiscal quarters as compared to fiscal 1996 levels. The Florida citrus industry is highly cyclical subject to varying weather conditions and other natural phenomena sometimes creating wide swings in economic conditions and opportunities.

     Sales of the Company's packaged citrus juice products increased approximately $1,480,000 and $466,000 during the current nine and three month respective periods compared to the same periods in the prior year. Contributing to these increases were increases in the volumes of packaged citrus juice products sold during the current nine and three month periods of approximately $553,000 and $353,000 respectively. Additionally, higher prices resulted in increased revenues of approximately $927,000 and $113,000 during the current nine and three month respective periods.

     The Company's non-orange packaged juices and drink base product sales decreased approximately $42,000 and $636,000 during the current nine and three month periods compared to the same periods in the prior year. Decreases in the volume of sales of these products accounted for decreases of approximately $1,360,000 and $1,053,000 during the current nine and three month periods. Offsetting increases in prices contributed approximately $1,318,000 and $417,000 to increased revenues during the current nine and three month respective periods compared to the same periods in the prior year.

   Revenues from the sale of the Company's citrus by-products, including feed, pulp cells, and citrus oils, increased approximately $566,000 and $868,000 during the current nine and three month periods compared to the same periods in the prior year. Seasonal fluctuations in the sale of the volume of by-products sold was the principal reason for these increases of approximately $914,000 and $1,188,000 during the current nine and three month periods.
Revenues decreased approximately $348,000 and $320,000 during the current nine and three month periods as a result of lower prices for by-products sold compared to the same periods in the prior year.

     Storage, handling, processing citrus for customers under contract, and other revenues decreased approximately $752,000 and $932,000 during the current nine and three month periods respectively compared to the same periods in the prior year. The decrease in the current nine months was due primarily to decreases in the volume of these services performed compared to the same period in the prior year.
Of the decrease during the current three month period approximately $531,000 resulted from a revision of estimated service revenues which were over-accrued and previously reported in prior periods of the current year.

GROVE MANAGEMENT DIVISION Grove Management Division sales increased approximately $45,000 or 1.0% for the current nine month period and decreased approximately $234,000 or 15.0% for the current three month period compared to the same periods in the prior year. The principal increase of approximately $173,000 during the current nine month period occurred in harvesting revenues and resulted from the increase in volume of boxes harvested compared to the same period in the prior year. Revenues also increased approximately $48,000 during the current nine month period as a result of increases in caretaking activities. Offsetting these increases during the current nine month period was a decrease of approximately $176,000 resulting from a decrease in the volume of fruit sold to third party packers and processors. The principal decrease of approximately $183,000 during the current three month period occurred in harvesting revenue and resulted from both a decrease in boxes harvested and a reduction in fees charged for harvesting services. Revenues also decreased approximately $51,000 in the current three month period as a combined result of a decrease in the volume of fruit sold to third party packers and processors and a decrease in the caretaking activities.

                                GROSS PROFIT

     Gross profit for the current nine and three month periods ended June 30, 1997 decreased approximately $6,701,000 or 44.2% and approximately $4,366,000 or 81.4% compared to the same periods in the prior year. The principal decreases of approximately $6,552,000 and $4,198,000 during the current nine and three month periods occurred in the Beverage Division. Gross profit for the Grove Management Division also decreased during the current nine and three month periods by approximately $149,000 and $168,000 respectively compared to the same periods in the prior year.

BEVERAGE DIVISION Gross profit of the Beverage Division decreased approximately $6,552,000 or 44.9% and $4,198,000 or 80.5% during the current nine and three month respective periods compared to the same periods in the prior year.

     Contributing to the decrease in gross profit were decreases of approximately $8,174,000 and $4,376,000 during the current nine and three month respective periods from the sale of bulk citrus juice products. Of the decreases in the bulk citrus products during the current nine month and three month respective periods, approximately $10,131,000 and $6,086,000 resulted from decreased prices for bulk citrus juice products. Additionally, during the current nine and three month periods gross profit increased approximately $1,278,000 and decreased approximately $502,000 respectively as a result of fluctuations in sales volumes for bulk citrus juice products sold during the current periods compared to the same periods in the prior year. Gross profit also increased during the current nine and three month periods by approximately $679,000 and $2,212,000 due to lower cost of production principally as result of lower costs of raw fruit and concentrate.

   The Company has in the past utilized and may in the future utilize the FCOJ futures market to hedge fruit, inventory, anticipated requirements and sales commitments of FCOJ. The effects of this hedging activity, if any, are reflected in the cost of inventories and flow through cost of sales in the Consolidated Statements of Operations as the associated products are sold. As of June 30, 1997 the Company held contracts for FCOJ futures with unrealized gains of approximately $873,000 which would have been realized if said positions had been prematurely liquidated on that date. These unrealized gains are based upon the closing market prices of equivalent futures obligations and do not necessarily represent prices at which the Company expects to sell the FCOJ.

     Gross profit on sales of packaged citrus juice products increased approximately $869,000 and $121,000 during the current nine and three month respective periods compared to the same periods in the prior year. Higher prices during the current nine and three month periods accounted for increases in gross profit of approximately $927,000 and $113,000 respectively. Additionally, gross profit increased approximately $681,000 and $212,000 during the current nine and three month periods as a result of increases in the volume of packaged citrus juices sold. Partially offsetting the increased prices were higher costs of production of approximately $739,000 and $204,000 during the current nine and three month periods.

     Gross profit from the sale of the Company's non-orange packaged juices and drink base products increased approximately $711,000 and $267,000 during the current nine and three month respective periods compared to the same periods in the prior year. Gross profit increased approximately $1,318,000 and $417,000 during the current nine and three month periods as a result of increased prices. These increases were partially offset by decreases in gross profit of approximately $607,000 and $150,000 as a combined result of higher cost of production and decreases in sales volumes.

     Gross profit from citrus by-products, including feed, pulp cells, and citrus oils, decreased approximately $316,000 and $112,000 during the current nine and three month respective periods compared to the same periods in the prior year. These decreases generally resulted from lower prices and higher production costs.

     Gross profit from storage, handling, and other activities increased by approximately $358,000 during the current nine period due to a reduction in the cost to perform these services compared to the prior year. However, during the current three month period gross profit from storage, handling and other activities decreased by approximately $98,000 as a combined result of a decrease in the volume of services performed and a revision of estimated service revenues as previously discussed compared to the same period in the prior year.

GROVE MANAGEMENT DIVISION Grove Management Division gross profit decreased approximately $149,000 or 17.8% and $168,000 or 70.0% in the current nine and three month periods, respectively, compared to the same periods in the prior year. The primary decrease in gross profit of approximately $102,000 during the current nine and three month periods was the result of decreases in the volume of fruit sold to third party packers and processors. During the current nine month period gross profit also decreased by approximately $13,000 due to a reduction in fees charged for harvesting services. An additional decrease in gross profit of approximately $34,000 during the current nine month period resulted from a decrease in grove caretaking activities compared to the same period in the prior year. During the current three month period gross profit decreased by approximately $66,000 due to a combination of a reduction in grove caretaking activities and a reduction in the volume of boxes harvested along with a reduction of fees charged for harvesting services.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased approximately $410,000 or 10.7% and decreased approximately $387,000 or 29.4% for the current nine and three month periods compared to the same periods in the prior year. Of the increase in the current nine month period, approximately $302,000 was due to an increase in salary and benefit costs, and $108,000 resulted from an increase in other costs. In the current three month period an increase of approximately $53,000 was due to an increase in salary and benefit costs while a decrease of approximately $440,000 resulted from a decrease in other costs. Included in the current nine and three month periods changes were decreases of approximately $157,000 in salary and benefit costs and approximately $185,000 in other costs which were reclassified from selling, general and administrative expenses to cost of sales.

     GAIN/(LOSS) ON DISPOSITION OF PROPERTY AND EQUIPMENT AND OTHER

     The decreased gain on the disposition of property, equipment and other of approximately $116,000 for the current nine month period and the increase of approximately $15,000 in the current three month period ending June 30, 1997 compared to the same periods in the prior year was principally due to differences in gains on sales of commercial properties not utilized in citrus production or processing.

                              INTEREST EXPENSE

   Interest expense increased approximately $426,000 or 27.0% and $233,000 or 39.9% in the current nine and three month periods respectively, compared to the same periods in the prior year. The primary increases of approximately $511,000 and $56,000 in the current nine month period, and approximately $146,000 and $54,000 in the current three month period were due to increases in the average outstanding debt and interest rates respectively. Partially offsetting the increase in interest expense in the current nine month period was an increase in capitalized interest of approximately $108,000, and a decrease in other related interest charges of approximately $33,000. Also, an increase in interest expense in the current three month period resulted from a decrease in capitalized interest of approximately $20,000, and an increase in amortization of deferred loan costs and other related interest charges of approximately $13,000.

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

   The Company's ability to generate cash adequate to meet its needs, including the financing of its inventories and trade receivables, has been supported primarily by cash flow from operations and periodic borrowings under its primary $45 million credit facility. This facility is principally secured by substantially all of the Company's current assets. The outstanding balance at June 30, 1997 was approximately $38,341,000. The interest rate is variable based upon the financial institution's cost of funds plus a margin. The terms of the agreement call for repayment of the principal amount in April 1999; accordingly, it is classified as long-term debt. The Company anticipates that the working capital facility will be adequately serviced with cash proceeds from operations. In April 1997 this facility was increased from $40 million to $45 million to more adequately service the Company's working capital needs. As of August 12, 1997 the balance on this facility was approximately $35,766,000.

   Additionally, as of June 30, 1997 the Company had a $10 million short-term capital revolving credit facility. As of June 30, 1997 the outstanding balance on this facility was $3,000,000. The interest rate on this facility is variable based upon the financial institution's cost of funds plus a margin. The terms of this facility call for repayment of the principal amount in April 1998. As of August 12, 1997 there was no outstanding balance on this facility and all of the $10,000,000 of additional borrowings were available.

   Current assets increased approximately $11,458,000 as of June 30, 1997 compared to September 30, 1996. The principal component of this was an increase in inventories of approximately $16,355,000 due to the seasonal accumulation of inventories. Also, deferred tax assets increased approximately $1,161,000. The Company's accounts receivable balance decreased approximately $5,283,000 during the nine months ending June 30, 1997. Additionally, there was a decrease in cash and short-term cash investments of approximately $232,000. Advances on fruit purchases decreased approximately $717,000 as the Company processed the purchased fruit and collected these advances. Other current assets increased approximately $174,000.

   Current liabilities increased approximately $867,000 during the first nine months of fiscal 1997 compared to September 30, 1996. There was a decrease of approximately $2,393,000 in accrued expenses associated with fruit purchases and decreases in accounts payable and other accrued expenses of approximately $3,545,000. Offsetting these decreases was an increase of $3,805,000 in the current portion of long-term debt and an increase in notes payable of $3,000,000.

   Long-term debt increased approximately $10,782,000 during the current nine month period. This was primarily the result of an increase of approximately $17,255,000 in the Company's long-term working capital facility. There was a decrease of approximately $2,668,000 which represents scheduled principal payments made on long-term debt during the nine month period. There was also a decrease of approximately $3,805,000 which represents portions of long-term debt reclassified to the current portion, as these amounts are due within the next twelve months.

   At June 30, 1997 the Company's outstanding long-term debt was approximately $57,445,000 including the working capital facility of approximately $38,341,000. In addition current installments of long-term debt were approximately $7,460,000 with the remaining amounts due on various dates over the subsequent eleven years. The Company anticipates that amounts due over the next twelve months will be paid out of working capital. At June 30, 1997 the Company was in compliance with its loan covenants.

   During the first nine months of the current fiscal year, capital expenditures of approximately $730,000 were made for the installation of new irrigation systems on 3,369 acres of Company-owned groves. Also, cost of caring for newly planted citrus trees in the amount of $1,354,000 were capitalized, and expenditures of approximately $233,000 were made for grove operations equipment. Additionally, expenditures of approximately $3,395,000 were made during the same period primarily for the purpose of improving the efficiency of the Bartow processing facility. The Company anticipates that these improvements will be financed principally by working capital or by securing additional funds under existing mortgages.

                     OTHER SIGNIFICANT EVENTS

   In October 1996 the USDA announced a Florida crop estimate of approximately 220,000,000 boxes of round oranges for the 1996-97 season. The final crop of 225,700,000 boxes of round oranges has provided the largest Florida Crop in history. The expectation of this record crop resulted in sharply decreased prices of bulk FCOJ. Management expects the price of bulk FCOJ to be significantly lower for at least the next two fiscal quarters as compared to fiscal 1996 levels. The Florida citrus industry is highly cyclical subject to varying weather conditions and other natural phenomena sometimes creating wide swings in economic conditions and opportunities.

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


                                  ORANGE-CO, INC.
                                  (Registrant)

   Date: August 14, 1997        By: /s/Gene Mooney
                                    -----------------------
                                    Gene Mooney
                                    President and
                                    Chief Operating Officer


   Date: August 14, 1997        By: /s/Dale A. Bruwelheide
                                    -----------------------
                                    Dale A. Bruwelheide
                                    Vice President and
                                    Chief Financial Officer