Form 10-K
period 1997-09-30
ORANGE CO INC /FL/
filed 1997-12-23
CIK 4507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                   FORM 10-K
(Mark One)
(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934                                            (FEE REQUIRED)
     For the Fiscal Year Ended September 30, 1997
                                       OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE  ACT OF 1934                                            (FEE REQUIRED)

     For the transition period from _____________ to _____________
                              Commission File No.
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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                             [ ]
Aggregate market value of the common stock held by non-affiliates of Registrant at December 4, 1997 (based on the closing price on December 4, 1997):
$39,847,586.

Number of shares outstanding of common stock, $.50 par value, as of November 30, 1997: 10,309,475 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in Part III of this Annual Report on Form 10-K: Proxy Statement for the 1998 Annual Meeting of Stockholders - Items 10, 11, 12 and 13

                                ORANGE-CO, INC.
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                                                                        PAGE NO.
PART I

     Item  1  -     Business                                                 3
     Item  2  -     Properties                                              10
     Item  3  -     Legal Proceedings                                       10
     Item  4  -     Submission of Matters to a Vote of Security Holders     10

PART II

     Item  5  -     Market for the Registrant's Common Stock and Related
                    Shareholder Matters                                     11
     Item  6  -     Selected Financial Data                                 11
     Item  7  -     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     13
     Item  8  -     Financial Statements and Supplementary Data             23
     Item  9  -     Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                     39

PART III

     Item 10  -     Directors and Executive Officers of the Registrant      40
     Item 11  -     Executive Compensation                                  40
     Item 12  -     Security Ownership of Certain Beneficial Owners
                    and Management                                          40
     Item 13  -     Certain Relationships and Related Transactions          40

PART IV

     Item 14  -     Exhibits, Financial Statement Schedule and
                    Reports on Form 8-K                                     41

                                     PART 1
ITEM 1.  BUSINESS

OVERVIEW

     Orange-co, Inc. and subsidiaries (the "Company") is an integrated citrus company primarily engaged in growing and processing citrus products as well as packaging and marketing these products and other beverages. As of November 30, 1997, the Company owned and managed approximately 16,635 acres of Florida citrus groves and the fruit harvested therefrom. The production from these groves is principally used in the Company's citrus processing operations in Bartow, Florida (the "Bartow Plant"). This processing facility has concentrate, blending, single strength not from concentrate ("NFC") juice, by-products, packaging and storage operations providing the versatility to make many citrus and related beverage products for sale in a variety of markets. The Company also packages and sells non-citrus beverages to complement the citrus related products supplied to its customers in the foodservice business. Additionally, the Company offers a line of formulated citrus and non-citrus beverage bases for reconstitution by industrial and retail packers. The Company entered the formulated beverage base business in August 1993 with the purchase of all of the capital stock of International Fruit, Inc.

     The Company's processed juice production has typically varied from season to season depending on the size of the Florida crop, the Company's crop and other conditions in the industry. The Florida citrus industry experiences fluctuations, which can be wide ranging, in the size of the citrus crop harvested from season to season causing fluctuations in citrus juice prices and therefore presenting significant variations in industry economic conditions and opportunities. The Company's fruit production from its groves has fluctuated in a manner similar to the Florida citrus industry. It is anticipated that the continuing rehabilitation of the Company's groves, located in DeSoto, Charlotte and Polk Counties, Florida, which began in 1992, will provide relatively more fruit from the Company's groves in the coming years as these efforts take effect. As the Company enters the 1997-98 season, the United States Department of Agriculture ("USDA") has announced an anticipated Florida crop of approximately 254,000,000 boxes of round oranges. It is uncertain what the effect of this size crop will be on the Company's results for the 1997-98 fiscal year. The 1996-97 crop was determined to be 226,200,000 boxes of round oranges.

     In May 1992, Stoneridge Resources, Inc. ("Stoneridge"), which then owned approximately 52% of the Company's outstanding common shares, sold those shares to Ben Hill Griffin, Inc. and an affiliate, who collectively and beneficially held approximately 50.4% of those shares as of September 30, 1997. Ben Hill Griffin, Inc. is a privately owned agribusiness corporation located in Frostproof, Florida.

     During fiscal 1996, the Company sold the remaining assets of its Mexican subsidiary OrancoMex S.A. de C.V. This subsidiary last operated in 1992. The assets of the subsidiary represented less than 1/2 of 1% of the Company's assets at time of the final sale. In September of 1997, the Company dissolved OrancoMex S.A. de C.V.

SALES BY PRODUCT LINE

     The following table sets forth the Company's sales by product line for the past three years (in thousands).
                                   YEARS ENDED SEPTEMBER 30,
                                                      1997              1996           1995
Beverage Division                                  $104,480        $114,035        $106,894
Grove Management Division                             4,857           5,095           4,431
                                                   --------        --------        --------
Total Sales                                        $109,337        $119,130        $111,325
                                                   ========        ========        ========

BEVERAGE DIVISION

     The Company produces bulk frozen concentrated orange juice ("FCOJ") and frozen concentrated grapefruit juice ("FCGJ") (collectively, "concentrate"), NFC orange and grapefruit juice, reconstituted juices and several citrus by-products at its Bartow Plant. The production of concentrate principally involves extracting the juice from the fruit, evaporating most of the water from the juice and then refrigerating the juice concentrate at the proper storage temperature. The Bartow Plant's current production capacity is estimated to be approximately 11,000,000 boxes of fruit annually.

     The production of this facility over the past five years as measured by boxes processed is as follows:

          YEAR                BOXES PROCESSED
        1992-93                  8,149,000
        1993-94                  9,296,000
        1994-95                  9,597,000
        1995-96                  9,978,000
        1996-97                 10,230,000

     The increased processing activity over the past five years resulted from a combination of increased production of the Company's owned and managed groves and an increased amount of fruit from sources in addition to the Company's groves through purchase contracts and participation agreements. In addition, the Company has increased the capacity of its Bartow processing facility.

     In fiscal 1994, the Company expanded its bulk concentrate storage capacity by approximately 3.8 million gallons providing a total storage capacity of approximately 7.5 million gallons of bulk frozen concentrated juices.

     The Company packages a portion of the processed concentrate in various containers for sale to major food service companies for ultimate distribution to restaurants, hotels, hospitals and other food service customers. The remainder of the concentrate is sold in bulk to dairies and other industrial users. Additionally, a portion of the fruit is processed into NFC juice products. The Company does from time to time, depending upon conditions then existing in the citrus industry, decide to vary its sales mix.

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

     In July 1996 the Company purchased the Birds Eye(R) and Gold 'N' Rich(R) foodservice frozen concentrated juice products business for the foodservice business in the United States, its territories, Puerto Rico and the U.S. Military. Included in this purchase was a partial assignment of the rights to use the Birds Eye(R) trademark in the territories previously mentioned.

     In August 1993 the Company expanded its drink base products to include a line of citrus and non-citrus formulated frozen concentrated drink bases sold to dairies and other industrial and retail packers. This expansion took place through the purchase of all of the outstanding stock of International Fruit, Inc., an established producer and marketer of these products.

     The following table sets forth the equivalent concentrate and NFC gallons produced at the Company's
Bartow plant during each of the last five seasons. The number of gallons shown is based on a concentrate factor of 65 degree brix, which is a measure of the percent of sugar in the fruit juice.

                     BARTOW             BARTOW
                     PLANT:             PLANT:
                    PROCESSED          PROCESSED
                     ORANGE           GRAPEFRUIT
    SEASON            JUICE              JUICE             TOTAL
1992-93         6,779,429           479,954           7,259,383
1993-94         7,138,798           968,449           8,107,247
1994-95         7,132,492           844,309           7,976,801
1995-96         7,777,916           652,693           8,430,609
1996-97         7,979,675           805,825           8,785,500

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

THE GROVES

     As of November 30, 1997, the Company owned approximately 13,721 acres of citrus groves and also managed approximately 2,914 acres of citrus groves owned by other growers (collectively, the "Groves"). The Groves constitute approximately 1.9% of Florida's total grove acreage which is reported to be 857,687 acres. The following table lists the locations of the Groves by county and the approximate number of acres of groves owned by the Company or managed by the Company for other growers in Florida as of November 30, 1997.

                             GROVES OWNED          GROVES MANAGED
        LOCATION
Polk County                    547                  -
DeSoto County               12,311                2,686
Charlotte County               863                  228
                            ------                -----
Totals                      13,721                2,914
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

                                                                                               AVERAGE
                                                                                               PRODUCTION
SEASON             OWNED GROVES           MANAGED GROVES             TOTAL PRODUCTION          PER ACRE(1)
                               (IN ACRES)                                            (IN BOXES)
1992-93               11,583                   2,544                     4,160,000                 294
1993-94               11,523                   2,695                     3,542,218                 249
1994-95               11,367                   2,611                     5,057,925                 362
1995-96               11,023                   2,396                     4,919,459                 367
1996-97               11,601                   1,965                     5,261,841                 388

   <F1>
   (1)Calculated by dividing total production by total number of productive grove acres owned and managed as of September 30, 1993, 1994, 1995, 1996 and 1997.

     The following table lists the actual Florida crop of round oranges over the past five seasons expressed in the number of ninety pound boxes.

SEASON             NINETY POUND BOXES
1992-93                186,500,000
1993-94                174,200,000
1994-95                205,500,000
1995-96                203,300,000
1996-97                226,200,000

     As previously mentioned, the USDA has announced an anticipated Florida orange crop of approximately 254,000,000 boxes of round oranges for the 1997-98 season.

     In addition to productive grove acreage, as of November 30, 1997 the Company owned approximately 5,735 acres of land, much of it in the vicinity of the Groves, of which approximately 2,112 acres are prepared for citrus planting, approximately 1,295 acres are suitable for cultivation and 2,328 acres are used as water retention areas, roadways and similar ancillary uses or are unusable.

     The Company's plan calls for, among other actions, the continued rehabilitation of its citrus acreage thereby increasing productivity, cash flow and market values. During fiscal 1992 through fiscal 1997, the Company accelerated its rehabilitation of the Groves by planting approximately 719,000 trees and installing improved irrigation systems covering approximately 9,086 acres.

     During the past five seasons, substantially all of the fruit harvested from the Groves was used in the Company's processing plant. Most of the 1997-98 crop from the Groves is expected to be used in the Company's processing plant.

GROVE MANAGEMENT

     In addition to caring for its own groves, the Company provides grove care, harvesting and marketing services for groves owned by others. The Company's grove care services include periodic application of fertilizers, herbicides and pesticides, monitoring for diseases and pests, liaison with local water control districts as to irrigation and drainage requirements and monitoring rainfall and temperature information. In addition to performing these services as part of a standard-care contract, the Company also performs other custom-care services, including trimming, topping, application of soil conditioners, reshaping of beds and replacement of damaged or dead trees on an "as needed" basis. As of November 30, 1997, the Company managed 2,271 acres on a standard-care basis and 643 acres on a custom-care basis.

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

PETROLEUM PRODUCTS AND RELATED BUSINESSES

     Prior to fiscal 1995, the Company was engaged in the wholesale and retail sale of petroleum products through a subsidiary, Frank Carroll Oil Company ("Carroll Oil"). The Company completed the sale of 100% of Carroll Oil stock effective September 30, 1994 for total proceeds of approximately $966,000 in cash and notes and accordingly is no longer engaged in the sale and distribution of petroleum products.

EMPLOYEES

     As of November 30, 1997 the Company employed approximately 250 full-time, non-seasonal employees in production-related activities, including its operations at the Bartow Plant and its grove management operations. The Company also employs approximately 90 administrative personnel. The number of employees increases to approximately 500 during the Company's peak period of operations. Management believes that relations between the Company and its employees are good.

GENERAL INFORMATION REGARDING CITRUS OPERATIONS

AGRICULTURAL CONDITIONS The citrus industry is subject to various factors over which growers and processors have limited or no control, including weather conditions, disease, pestilence and water supply. Although the subtropical Florida climate generally favors cultivation of citrus fruit, no citrus-producing area of Florida is immune from weather conditions which can damage citrus trees and fruit. In the past, damaging frosts or freezes have occurred throughout Florida. A freeze can adversely affect the productivity of groves for the year in which it occurs and for several years thereafter by causing tree damage or destruction. Other weather conditions which could adversely affect the groves and grove production include, but are not limited to, drought, excessive moisture, hurricanes, wind and hail. The Company does maintain limited crop insurance. The Company, however, does not maintain insurance on its trees.

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

     All property in the State of Florida is subject to the jurisdiction of water management districts which manage water to maximize its supply, quality and flood protection. Currently all necessary water permits have been obtained for the Groves. In the event of a water shortage, the water management districts have the authority to restrict water usage in the Groves which could have a material adverse effect upon the Groves and their production of fruit. Certain of the Groves are also located within local water management districts which are established either by the Florida Department of Environmental Protection or by the landowners themselves. The water management districts primarily regulate the drainage and irrigation of the lands within each district and make annual assessments on the landowners for the costs of related improvements, maintenance and operations.

     Certain provisions of the Immigration Reform and Control Act of 1986 could limit the availability of seasonal labor necessary to harvest the Company's crops. The Company has not experienced a shortage of seasonal labor to date and does not anticipate a shortage during the 1997-98 season.

     During fiscal 1997 and 1996, the Company spent approximately $133,000 and $505,000 respectively, on its spray field system for disposing of waste water at the Bartow facility and on other environmental matters none of which was capitalized during fiscal 1997. The Company anticipates the expenditure of approximately an additional $100,000 during fiscal 1998 on the new system and other environmental matters.

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

COMPETITION The Company competes with numerous growers and processors, some of which are larger than the Company. Price, quality and marketing are the principal competitive factors in selling processed juices. The Company believes that its production capacity and efficiencies, when fully utilized, enhance its ability to compete. Because of the size of the domestic citrus industry, no individual grower or processor can exercise appreciable influence over the selling price of the Company's bulk citrus products nor the price of its fruit. However, the market for the Company's value-added beverage products sold to food service customers is characterized by fewer producers, some of which are significantly larger than the Company and can influence the market price for these products. Although the Company accounted for approximately 5.0% of Florida FCOJ production during the 1996-97 season, several other producers accounted for greater percentages. Foreign processors of concentrate, particularly Brazilian, are believed to produce concentrate at a lower cost than that produced in the United States. Brazilian processors may also receive subsidies from the Brazilian government for which there are no comparable benefits received by domestic processors. The effect of these cost advantages is partially diminished by a United States import tariff. Nevertheless, because of the volume of their exports to the United States and other countries and their lower cost of production, Brazilian producers may affect the selling prices for concentrate, and Brazilian exports of concentrate have been viewed by many in the industry as a competitive threat to domestic processors. Even so, the Company considers Brazilian exports to be a potential source of supply during periods when domestic citrus products are unavailable or in short supply. The Company believes that the continued development of markets for concentrate, such as Japan and Europe, may offset to some extent the impact of Brazilian competition.

     The North American Free Trade Agreement ("NAFTA") with Mexico and Canada, which was implemented in January 1994, provides for the elimination of United States tariffs on citrus products imported into the United States from Mexico over a 15 year period which could increase competition for domestic suppliers.

     The Company has several registered trademarks which are not currently in use. As previously mentioned, the Company obtained the rights to use the Birds Eye(R) and the Gold 'N' Rich(R) trademarks for use in the foodservice juice business.

FOREIGN AND DOMESTIC OPERATIONS The Company derived approximately 9.5%, 8.3% and 13.6%, of its revenue from foreign sales during fiscal 1997, 1996, and 1995 respectively. All of the Company's foreign sales are from its Florida operations.

     Substantially all of the Company's assets are located in the state of Florida.

BUSINESS SEGMENTS During fiscal 1997 and 1996 the Company's gross sales, net income and assets were wholly attributable to the citrus business. The
Company has two customers that accounted for 22.3% and 14.1% of revenue for fiscal 1997. Relationships between the Company and these two customers are currently good and are expected to remain so. All other customers individually accounted for less than 10% of total sales for fiscal 1997. For further information on significant customers over 10% of total Company sales see Note 1 of the Notes to Consolidated Financial Statements "Summary of Significant Accounting Policies".

ITEM 2.   PROPERTIES

     The following table sets forth certain information regarding the principal properties owned by the Company and its wholly owned subsidiaries as of November 30, 1997.

       LOCATION                                GENERAL CHARACTER                     APPROXIMATE SIZE
Polk, Charlotte and                     Citrus groves and related acreage           18,543 acres
 DeSoto, Counties, FL(1)

Bartow, FL (1)                          Citrus processing plant                     551 acres
                                                                                    80,000 boxes per day
                                                                                    average capacity

                                        Concentrate storage facility                7,500,000 gallon storage
                                                                                    capacity

DeSoto County, FL                       Undeveloped land                            363 acres

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

     None.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          SHAREHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange under the symbol "OJ". The following table sets forth the range of high and low closing prices per share for each full quarterly period within the two most recent fiscal years.

FISCAL 1997                      HIGH               LOW
First Quarter                  $8.0000            $6.7500
Second Quarter                  8.1250             7.5000
Third Quarter                   7.8750             7.5000
Fourth Quarter                  8.1875             7.6250

FISCAL 1996                      HIGH               LOW

First Quarter                  $8.2500            $7.1250
Second Quarter                  9.3750             7.5000
Third Quarter                   9.1250             7.7500
Fourth Quarter                  8.1250             7.7500


     On November 30, 1997, there were approximately 4,378 named holders of record of the Company's common stock.

     On February 3, 1997 the Company paid a dividend of $.10 per common share for shareholders of record as of January 20, 1997. On February 1, 1996 the Company paid a dividend of $.10 per common share. Prior to 1996 the Company had previously last paid a dividend of $.02 per share on its common stock in November 1988. Any payment of cash dividends in the future will be dependent upon the Company's financial condition, loan covenants, capital requirements, earnings, and other factors that the Company deems relevant.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data as of and for the years ended September 30, 1997, 1996, 1995, 1994 and 1993, have been derived from the audited financial statements of the Company.  Sales and net income from continuing operations before income taxes reflect the treatment of the Petroleum Division as a discontinued operation on a consistent basis.  The Company completed the sale of the Petroleum Division in September 1994.

     The following data should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and the accompanying notes contained elsewhere in this report under the heading "Financial Statements and
Supplementary Data".


                                      -11-



                              YEARS ENDED SEPTEMBER 30, 1997, 1996, 1995, 1994, AND 1993,
                                                     HISTORICAL(1)
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                               1997              1996              1995           1994           1993
STATEMENT OF OPERATIONS DATA
Sales                                        $109,337          $119,130          $111,325       $76,756        $71,938
                                             ========          ========          ========       =======        =======
Income from continuing
operations before income
taxes                                        $  1,833          $ 14,487          $ 14,776       $ 5,886        $ 3,759
                                             ========          ========          ========       =======        =======

Net income                                   $  1,079          $ 10,091          $  9,135       $ 3,345        $ 1,088
                                             ========          ========          ========       =======        =======

Net income per common share                  $    .10          $    .98          $    .89       $   .32        $   .11
                                             ========          ========          ========       =======        =======


                                  AS OF SEPTEMBER 30, 1997, 1996, 1995, 1994, AND 1993
                                                     (IN THOUSANDS)
                                              1997            1996            1995            1994            1993
BALANCE SHEET DATA
Total assets                                $201,129        $199,695        $171,441        $169,404        $139,802
                                            ========        ========        ========        ========        ========

Long-term debt (less current portion)       $ 46,764        $ 46,663        $ 31,252        $ 38,499        $ 19,683
                                            ========        ========        ========        ========        ========

Stockholders' equity                        $109,100        $109,011        $ 99,932        $ 90,797        $ 87,452
                                            ========        ========        ========        ========        ========

<F1>
     (1)Not covered by accountant's report.

     On February 3, 1997 the Company paid a dividend of $.10 per common share for shareholders of record as of January 20, 1997. On February 1, 1996 the Company paid a dividend of $.10 per common share. Prior to 1996 the Company had previously last paid a dividend of $.02 per share on its common stock in November 1988.

ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

FISCAL 1997 VERSUS FISCAL 1996

     The discussion that follows is based on the Consolidated Statements of Operations and compares the results of the Company's continuing operations for the year ended September 30, 1997 to the Company's continuing operations for the year ended September 30, 1996.

     The following table reflects changes in sales, cost of sales and gross profit by division and other changes in the Statements of Operations through net income.

                            YEAR ENDED SEPTEMBER 30, 1997 VS. YEAR ENDED SEPTEMBER 30, 1996
                                                 INCREASES/(DECREASES)
                                                     (IN THOUSANDS)
                                                                                      COST OF
                                                                                      GOODS             NET CHANGES
                                                                  SALES               SOLD               TO INCOME
Beverage Division . . . . . . . . . . . .                       $(9,555)              $2,551            $(12,106)
Grove Management Division . . . . . . . .                          (238)                 (6)                (232)
                                                                --------              ------            ---------
Gross Profit .. . . . . . . . . . . . . .                       $(9,793)              $2,545            $(12,338)
                                                                ========              ======
Other costs and expense, net:
     Selling, general and administrative . . . . . . . . . . . . .                                         (117)
     Gain on disposition of property and equipment . . . . . . . .                                          416
     Other income/(expense)  . . .. . . . . . . . . . . . . . . . .                                          49
Interest . . . . . .. . . . . . . . . . . . . . . . . . . . . . . .                                        (664)
                                                                                                        --------
Income before income tax  . . . . . . . . . . . . . . . . . . . . .                                     (12,654)
Income tax expense  . . . . . . . . . . . . . . . . . . . . . . . .                                       3,642
                                                                                                        --------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                     $(9,012)
                                                                                                        ========

                                     SALES

     Total net sales from operations decreased approximately $9,793,000 or 8.2% for the fiscal year ended September 30, 1997 compared to the prior year ended September 30, 1996. The principal decrease of approximately $9,555,000 occurred in the Beverage Division. The Grove Management Division sales decreased approximately $238,000 compared to the prior year.

BEVERAGE DIVISION   The Beverage Division sales decreased approximately
$9,555,000 during fiscal 1997 compared to the prior year. A principal component of this reduction was a decrease of approximately $14,783,000 in revenues as a result of lower prices for bulk citrus juice products sold compared to the prior year. Partially offsetting this price decrease was an increase of approximately $4,088,000 from the Company's bulk citrus juice products due to higher volumes of these products sold. The increase in volumes was due primarily to an expanding sales program for bulk citrus juice products. In October 1996, the USDA announced a Florida crop estimate of approximately 220,000,000 boxes of round oranges for the 1996-97 season. This represented a significant increase from the 1995-96 actual of approximately 203,300,000 boxes of round oranges.
The anticipation of this significant increase had a deflating effect on prices throughout fiscal 1997 compared to the prior year. The actual final crop for the 1996-97 season was approximately 226,200,000 boxes of round oranges. As we entered the 1997-98 season, the USDA has estimated a Florida orange crop of approximately 254,000,000 boxes of round oranges.

     Sales of the Company's packaged citrus juices increased approximately $576,000 during fiscal 1997 compared to the prior year. Of this increase, the sales increase of approximately $2,315,000 was due to increased volumes compared to the prior year principally as a result of the purchase of the Birds Eye(R) foodservice juice business in July 1996. Partially offsetting this increase was a decrease of approximately $1,739,000 as a result of lower prices for packaged citrus juice products compared to the prior year.

     The Company's non-orange and packaged juices and drink base sales increased approximately $2,219,000 during fiscal 1997 compared to the prior year. The principal component of this increase of approximately $1,786,000 resulted from increased prices for these products. Additionally, volume increases for these products accounted for an increase of approximately $433,000 compared to the prior year.

     Storage, handling, processing citrus for customers under contract, and other revenues decreased approximately $1,078,000 during fiscal 1997 compared to the prior year principally as a result of a decrease in the volume of these services being performed.

     Additionally, revenues from the sale of citrus by-products, including feed, pulp cells, and citrus oils, decreased approximately $577,000 during fiscal 1997 compared to the prior year principally as a result of decreased prices for these products in the current year.

GROVE MANAGEMENT DIVISION     Grove Management Division revenues decreased
approximately $238,000 during fiscal 1997 compared to the prior year. The principal decrease during fiscal 1997 of approximately $390,000 was due to a reduction in the volume of fruit sold to third party packers and processors. Revenues from grove caretaking also decreased during fiscal 1997 by approximately $15,000. Partially offsetting these decreases were increases in harvesting revenues of approximately $167,000 due to a higher volume of boxes harvested.

                                  GROSS PROFIT

     Gross profit for fiscal 1997 decreased approximately $12,338,000 or 56.7% compared to the prior year. The Beverage Division accounted for the principal decrease with a decrease in gross profit of approximately $12,106,000 while the Grove Management Division gross profit decreased approximately $232,000.

BEVERAGE DIVISION   The decrease in gross profit of approximately $12,106,000 in the Beverage Division resulted from numerous increases and decreases. However, the principal decrease in gross profit of approximately $14,783,000 resulted from decreased prices for the Company's bulk citrus juice products during fiscal 1997 compared to the prior year. This decrease was partially offset by an increase in gross profit of approximately $2,043,000 as a combined result of higher volumes of citrus juice products sold and lower costs of raw fruit and purchased concentrate used in the production of these products during fiscal 1997 compared to the prior year.

     The Company has in the past utilized and may in the future utilize the FCOJ futures market to hedge fruit inventory, anticipated requirements and sales commitments of FCOJ. The effects of this hedging activity, if any, are reflected in sales or in the cost of inventories and flow through in the Consolidated Statements of Operations as the associated products are sold. As of September 30, 1997 the Company held contracts for FCOJ futures with unrealized gains of approximately $267,000 which would have been realized if said positions had been prematurely liquidated on that date. These unrealized gains are based upon the closing market price of the equivalent futures obligations and do not necessarily represent prices at which the Company expects to sell the FCOJ.

     Gross profit from the sale of the Company's packaged citrus juice products increased approximately $470,000 during fiscal 1997 compared to the prior year. The principal increase of approximately $1,415,000 resulted from an increase in volumes of packaged citrus juice products sold. Additionally, gross profit increased approximately $794,000 as a result of lower costs of production resulting principally from lower costs of raw fruit and purchased solids utilized in the production of these products during fiscal 1997. Partially offsetting these increases was a decrease in gross profit of approximately $1,739,000 as a result of lower prices for these products being sold compared to the prior year.

     Gross profit from the sale of the Company's non-orange packaged juices and drink base products increased approximately $616,000 during fiscal 1997 compared to the prior year. The principal increase of approximately $1,786,000 was the result of increased prices compared to the prior year primarily due to the change in product mix resulting from the purchase of the Birds Eye(R) foodservice juice business in July 1996. Additionally there was an increase in volumes of these products of approximately $293,000. These increases were partially offset by a decrease in gross profit of approximately $1,463,000 as a result of higher cost of production for these products.

     The sale of the Company's by-products decreased gross profit approximately $1,119,000 during fiscal 1997 compared to the prior year. The principal decrease of approximately $577,000 was primarily the result of decreased prices. Additionally cost of sales increased approximately $542,000 compared to the prior year.

     Gross profit from storage, handling and other activities increased by approximately $667,000 during fiscal 1997 compared to the same period in the prior year. The primary increase of approximately $917,000 resulted from a reduction in operating costs. Additionally, gross profit increased by approximately $389,000 as a result of an increase in service fees collected. Partially offsetting this increase was a decrease in gross profit of approximately $639,000 resulting from a reduction in the volume of citrus processed for customers under contract and related storage and handling activities.

GROVE MANAGEMENT DIVISION     Grove Management Division gross profit decreased
by approximately $232,000 during fiscal 1997 compared to the prior year. Gross profit decreased approximately $236,000 as a result of a decrease in the volume of fruit sold to third party packers and processors. Additionally, gross profit from caretaking activities decreased by approximately $77,000. Partially offsetting these decreases was an increase in gross profit from harvesting activities of approximately $81,000 due to a higher volume of boxes harvested.

                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased approximately $117,000 or 2.3% for fiscal 1997 compared to the prior year. Of this increase approximately $705,000 resulted from an increase in salary and benefit costs compared to the prior year principally as a result of increased staffing. Partially offsetting this increase was a decrease in other costs of approximately $588,000 compared to the prior year.

              GAIN/(LOSS) ON DISPOSITION OF PROPERTY AND EQUIPMENT

     The gain on the disposition of property and equipment increased approximately $416,000 for fiscal 1997 compared to the prior year.
The principal reason for this increase was a gain of approximately $438,000 on the disposition of certain commercial properties for which there was no comparable activity for fiscal 1996.

                                     OTHER

     Other income increased approximately $49,000 in fiscal 1997 compared to the prior year primarily as a result of a reclassification of expenses and an increase in miscellaneous income.

                                INTEREST EXPENSE

     Interest expense increased by approximately $664,000 or 32.2% in fiscal 1997 compared to the prior year. The primary increase of approximately
$596,000 was due to an increase in the average outstanding debt. Additionally, an increase of approximately $144,000 was due to an increase in interest rates. Partially offsetting these increases were an increase in capitalized interest of approximately $57,000 and a decrease in other related interest charges of approximately $19,000.

                            OTHER SIGNIFICANT EVENTS

     As previously mentioned, the USDA has announced an anticipated Florida orange crop of approximately 254,000,000 boxes of round oranges for the 1997-98 season.

     The Company's sales or costs were not impacted significantly by the effects of general price level inflation during fiscal 1997.

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

                            YEAR ENDED SEPTEMBER 30, 1996 VS. YEAR ENDED SEPTEMBER 30, 1995
                                                 INCREASES/(DECREASES)
                                                     (IN THOUSANDS)
                                                                                      COST OF
                                                                                      GOODS             NET CHANGES
                                                                  SALES               SOLD               TO INCOME
Beverage Division . . . . . . . . . . . .                        $7,141               $5,653              $1,488
Grove Management Division . . . . . . . .                           664                  510                 154
                                                                 ------               ------              -------
Gross Profit .. . . . . . . . . . . . . .                        $7,805               $6,163              $1,642
                                                                 ======               ======
Other costs and expense, net:
     Selling, general and administrative . . . . . . . . . . . . .                                          (596)
     Gain on disposition of property and equipment . . . . . . . .                                        (1,004)
     Other expense  . . .. . . . . . . . . . . . . . . . . . . . .                                           112
Interest . . . . . .. . . . . . . . . . . . . . . . . . . . . . . .                                         (443)
                                                                                                          -------
Income before income tax  . . . . . . . . . . . . . . . . . . . . .                                         (289)
Income tax expense  . . . . . . . . . . . . . . . . . . . . . . . .                                        1,245
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

BEVERAGE DIVISION The Beverage Division sales increased approximately $7,141,000 during fiscal 1996 compared to the prior year. A principal component of this increase was an increase of approximately $7,373,000 as a result of higher prices for bulk citrus juice products sold compared to the prior year. Additionally, there was an increase of approximately $2,857,000 in the revenues from the Company's bulk citrus juice products due to higher volumes of products sold. The increases in volumes were due primarily to an improving sales program for the bulk citrus juice products. In October 1995 the USDA announced a Florida crop estimate of approximately 204,000,000 boxes of round oranges for the 1995-96 season which was approximately the same as the 1994-95 crop of 205,500,000 boxes of round oranges. The 1995-96 estimate by the USDA was revised at the end of the season to 203,300,000 boxes of round oranges which is the third largest Florida crop in history. As we entered the 1996-97 season, the USDA has estimated this crop at 220,000,000 boxes which, if true, would have been the highest Florida orange crop in history and have a significant impact on the prices for bulk orange concentrated juices for fiscal 1996-97.
The final crop as reported by the USDA was 226,200,000 boxes of round oranges.

     Sales of the Company's packaged citrus juices increased approximately $1,138,000 during fiscal 1996 compared to the prior year. Higher prices accounted for an increase in revenues of approximately $592,000 during fiscal 1996. Additionally, an increase in revenues of approximately $546,000 compared to the prior year resulted from higher volumes of these products being sold.

     The Company's non-orange packaged juices and drink base sales increased approximately $4,798,000 during fiscal 1996 compared to the prior year. Increases in the volume of sales of these products accounted for increases of approximately $3,268,000. The principal increase in volume of these products resulted from the purchase of the Birds Eye(R) food service juice business in July 1996. Additionally, increased prices of these products accounted for approximately $1,530,000 in increased sales.

     Partially offsetting these increases were decreases in revenues from the sale of the Company's citrus by-products, including feed, pulp cells, and citrus oils of approximately $5,239,000 during fiscal 1996 compared to the prior year. The principal component of this decrease in sales of approximately $4,556,000 resulted from a decrease in volume of sales. Additionally, sales of these products decreased approximately $683,000 as a result of decreased prices during fiscal 1996 compared to the prior year. During fiscal 1996 the market for these by-products weakened significantly due to higher production in the industry.

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

BEVERAGE DIVISION Gross profit of the Beverage Division increased as a result of multiple increases and decreases. A principal component of this increase was an increase in gross profit of approximately $5,968,000 resulted from the sales of bulk citrus juice products. Of this increase approximately $7,373,000 resulted primarily from higher prices compared to the same period in the prior year. Additionally, the increase in the volume of sales of bulk citrus products previously mentioned provided an increase in gross profit of approximately $596,000. Partially offsetting these increases was a decrease in gross profit of approximately $2,001,000 as a result of higher costs of raw fruit and purchased concentrate used in the production of bulk citrus products during fiscal 1996 compared to the prior year.

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

GROVE MANAGEMENT DIVISION Grove Management gross profit increased approximately $154,000 during fiscal 1996 compared to the prior year. The increase was primarily due to increased sales of fruit to third parties and grove caretaking activity.

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

              GAIN/(LOSS) ON DISPOSITION OF PROPERTY AND EQUIPMENT

     The gain on the disposition of property and equipment decreased approximately $1,004,000 for the fiscal year ended September 30, 1996 compared to the prior year. The principal reasons for this decrease were a gain of approximately $453,000 on the involuntary conversion of certain assets in fiscal 1995, (see Note 8 "Nonrecurring Gains and Losses" of the Notes to the Consolidated Financial Statements) and a gain of approximately $385,000 on the disposition of certain commercial properties for which there was no comparable activity for the year ended September 30, 1996.

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

                                INTEREST EXPENSE

     Interest expense increased by approximately $443,000 or 27.4% in fiscal year 1996 compared to the prior year. The primary reason for this increase of approximately $644,000 was due to an increase in the average outstanding debt. Additionally, an increase of approximately $19,000 was due to an increase in capitalized interest of approximately $177,000 and a decrease in amortization of deferred loan costs and other related expenses of approximately $43,000 during fiscal 1996 compared to the prior year.

                            OTHER SIGNIFICANT EVENTS

     As previously mentioned, the USDA has announced an anticipated Florida orange crop of approximately 220,000,000 boxes of round oranges for the 1996-97 season. The final crop for the 1996-97 season reported by the USDA was 226,200,000 boxes of round oranges.

     The Company's sales or costs were not impacted significantly by the effects of general price level inflation during fiscal 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company's Bartow processing plant normally operates from early November through late May or June. While the plant is in operation, the inventory of processed juice increases to a level which will cover anticipated deliveries until the following November when the plant begins operation again. The Company's working capital credit facility is generally utilized to finance these inventories. Borrowings under this credit facility normally peak in late May or June. The Company began processing activities for the 1996-97 season in late October and completed processing of fruit in May.

     The Company's ability to generate cash adequate to meet its needs, including the refinancing of its inventories and trade receivables, has been supported primarily by cash flow from operations and periodic borrowings under its $45 million credit facility. This facility is secured principally by most of the Company's current assets. The outstanding balance at September 30, 1997 was approximately $28,380,000 and approximately $266,000 of additional borrowings were available under this facility. The interest rate is variable based upon the financial institution's cost of funds plus a margin. The terms of this agreement call for repayment of the principal amount in April 1999; accordingly, it is classified as long-term. Management anticipates that this facility will continue to be renewed as long term each year. As of November 30, 1997, the Company's outstanding balance was approximately $22,643,000, and approximately $3,441,000 of additional borrowings were available under this facility. The Company anticipates that the working capital facility will be adequately serviced with cash proceeds from operations.

     Additionally, as of September 30, 1997 the Company had another $10 million short-term credit facility. As of September 30, 1997, there was no outstanding balance on this facility. The interest rate on this facility is variable based upon the financial institution's cost of funds plus a margin. As of November 30, 1997, the Company's outstanding balance on this facility was $4,000,000.

     Current assets decreased approximately $391,000 as of September 30, 1997 compared to September 30, 1996. The principal component of this was a decrease in accounts receivable of approximately $6,464,000 in the current year due principally to lower fourth quarter sales in fiscal 1997. There was a decrease in cash and short-term cash investments of approximately $499,000 and advances on fruit purchases decreased approximately $266,000. The Company's inventory increased approximately $4,941,000 compared to the prior fiscal year. Additionally, there was an increase of approximately $1,232,000 in current deferred income taxes compared to the prior year.

     Current liabilities decreased approximately $602,000 during fiscal 1997 compared to the fiscal year ended September 30, 1996. The principal component of this decrease was a $4,223,000 decrease in accounts payable and accrued liabilities. There was an increase of approximately $3,621,000 in current installments on long term debt primarily as a result of a $4,370,000 balance on a mortgage note payable becoming current.

     At September 30, 1997 the Company's outstanding long-term debt was approximately $46,764,000 including the working capital facility of approximately $28,380,000. In addition, current installments of long-term debt were approximately $7,276,000 with the remaining amounts due on various dates over the subsequent eleven years. The Company anticipates that amounts due over the next twelve months will be paid out of working capital or from additional funds provided from refinancing the $4,370,000 currently payable note previously mentioned existing mortgages. At September 30, 1997, the Company was in compliance with its loan covenants.

     The Company completed the installation of new irrigation systems for 2,642 acres of Company-owned Joshua, Polk County, and Bermont groves during fiscal 1997 at a cost of approximately $1,808,000. New irrigation systems for an additional 1,941 acres and other projects are currently under construction for which approximately $883,000 has been expended to date. In addition, citrus groves costing approximately $341,000 were purchased during fiscal 1997, and costs of caring for newly planted trees in the amount of approximately $2,891,000 were capitalized. Additional expenditures of approximately $3,544,000 were made during the current year primarily for the purpose of improving the efficiency and capacity of the Bartow processing facility.
Also during fiscal 1997, expenditures of approximately $217,000 were made for grove operations equipment other than for irrigation. The Company anticipates that these improvements will be financed principally from working capital or by securing additional funds under existing mortgages.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX
                                                                         PAGES
(1)  Financial Statements.

     The Company's Financial Statements included in Item 8 hereof, as required at September 30, 1997, 1996 and 1995.

     Report of Independent Certified Public Accountants                   24

     Consolidated Balance Sheets                                          25

     Consolidated Statements of Operations                                26

     Consolidated Statements of Cash Flows                                27

     Consolidated Statements of Stockholders' Equity                      28

     Notes to Consolidated Financial Statements                         29-38

(2) Financial Statement Schedule. Financial Statement Schedule of the Company appended hereto, as required at September 30, 1997, 1996 and 1995.

     Schedule VIII-Allowance for Doubtful Accounts                        39

(3) All other schedules to the Consolidated Financial Statements required by Article 12 of Regulation S-X are not required under the related instruction or are inapplicable and therefore have been omitted.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Orange-co, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Orange-co, Inc. and subsidiaries as of September 30, 1997, and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1997. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 8 (2) herein. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orange-co, Inc. and subsidiaries as of September 30, 1997 and 1996, and results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/KPMG Peat Marwick LLP
------------------------
KPMG Peat Marwick LLP

Orlando, Florida
December 4, 1997

                                                  ORANGE-CO, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                             SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                                                           (IN THOUSANDS)

                                                                              SEPTEMBER 30,         SEPTEMBER 30,
                                                                                  1997                  1996
     ASSETS
Current assets:
 Cash and cash equivalents                                                      $  1,009            $    1,508
 Receivables                                                                       8,441                14,905
 Advances on fruit purchases                                                         451                   717
 Inventories                                                                      47,089                42,148
 Deferred income taxes                                                             2,398                 1,166
 Prepaid and other                                                                   683                    18
                                                                                ---------            ----------
     TOTAL CURRENT ASSETS                                                         60,071                60,462
                                                                                ---------            ----------
Property and equipment, net                                                      123,271               120,538
                                                                                ---------            ----------
Other assets:
 Excess of cost over net assets of acquired
  Companies                                                                       11,024                11,401
 Notes receivable                                                                  1,458                 2,558
 Other                                                                             5,305                 4,736
                                                                                ---------           -----------
     TOTAL OTHER ASSETS                                                           17,787                18,695
                                                                                ---------            ----------
     TOTAL ASSETS                                                               $201,129            $  199,695
                                                                                =========            ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current installments on long-term debt                                         $  7,276            $    3,655
 Accounts payable                                                                  4,113                 5,493
 Accrued liabilities                                                               9,154                11,997
                                                                                ---------           -----------
     TOTAL CURRENT LIABILITIES                                                    20,543                21,145
Deferred income taxes                                                             23,676                22,247
Other liabilities                                                                  1,046                   629
Long-term debt                                                                    46,764                46,663
                                                                                ---------            ----------
     TOTAL LIABILITIES                                                            92,029                90,684
                                                                                ---------            ----------
Stockholders' equity:
 Preferred stock, $.10 par value, 10,000,000 shares
  authorized, none issued                                                            -                     -
 Common stock, $.50 par value, 30,000,000 shares
  authorized, 10,349,399 shares issued                                             5,175                 5,175
 Capital in excess of par value                                                   71,417                71,417
 Retained earnings                                                                32,887                32,869
                                                                                ---------            ----------
                                                                                 109,479               109,461
 Less:
  Treasury stock, at cost: 39,924 shares at
   September 30, 1997 and 47,424 shares
   at September 30, 1996                                                            (379)                 (450)
                                                                                ---------           -----------
     TOTAL STOCKHOLDERS' EQUITY                                                  109,100               109,011
                                                                                ---------           -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $201,129            $  199,695
                                                                                =========           ===========



The accompanying notes are an integral part of the financial statements.

                                                  ORANGE-CO, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                       FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                                                (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                            1997            1996            1995
SALES                                                                     $109,337        $119,130        $111,325
Cost of sales                                                               99,919          97,374          91,211
                                                                          ---------       ---------       ---------
     GROSS PROFIT                                                            9,418          21,756          20,114
Other costs and expenses, net:
 Selling, general and administrative                                        (5,310)         (5,193)         (4,597)
 Gain on disposition of property and equipment                                 438              22           1,026
 Other                                                                          14             (35)           (147)
Interest                                                                    (2,727)         (2,063)         (1,620)
                                                                          ---------       ---------       ---------
Income from operations before income tax                                     1,833          14,487          14,776
Income tax expense                                                             754           4,396           5,641
                                                                          ---------       ---------       ---------
Net income                                                                   1,079          10,091           9,135
                                                                          ---------       ---------       ---------
Income per common and common equivalent shares:

 NET INCOME                                                               $    .10        $    .98        $    .89
                                                                          =========       =========       =========
Average number of common and common equivalent
 shares outstanding                                                         10,307          10,301          10,298
                                                                          =========       =========       =========

The accompanying notes are an integral part of the financial statements.

                                                  ORANGE-CO, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                                                           (IN THOUSANDS)
                                                                               1997           1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $ 1,079        $10,091        $ 9,135
                                                                             --------       --------       --------
Adjustments to reconcile net income to net cash
 Provided by (used for) operating activities:
Depreciation and amortization                                                  6,275          4,972          4,300
Increase(decrease) deferred income taxes                                         197           (504)         2,268
Provision for disposal of non-operating subsidiary                               -              -              591
(Gain) on disposition of property and equipment                                 (438)           (22)        (1,026)
Changes in assets & liabilities:
 Decrease(increase) in receivables                                             6,464         (5,288)        (2,498)
 Decrease(increase) in advances on fruit purchases                               266             70           (312)
 Decrease(increase) in inventories                                            (4,941)        (6,081)         7,484
 Decrease(increase) in prepaids and other                                       (665)            15              8
 (Decrease)increase in accounts payable and
  accrued Liabilities                                                         (4,223)         1,778          1,333
 Other, net                                                                      191           (537)            (4)
                                                                             --------       --------       --------
Total adjustments                                                              3,126         (5,597)        12,144
                                                                             --------       --------       --------
Net cash provided by operating activities                                      4,205          4,494         21,279
                                                                             --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of property & equipment                                     1,807          1,687          1,571
Decrease(increase) in note & mortgage receivables                              1,100         (1,757)          (346)
Additions to property & equipment                                             (9,654)       (18,498)       (10,249)
(Increase) in other assets                                                      (689)        (1,223)          (886)
                                                                             --------       --------       --------
Net cash (used for) investing activities                                      (7,436)       (19,791)        (9,910)
                                                                             --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:

Cash dividends paid                                                           (1,031)        (1,030)           -
Proceeds from(payments on) long-term debt                                      3,722         16,972         (7,289)
(Payments on) note payable to bank                                               -              -           (4,000)
Issuance of treasury stock                                                        41             18            -
                                                                             --------       --------       --------
Net cash provided by (used for) financing
 Activities                                                                    2,732         15,960        (11,289)
                                                                             --------       --------       --------
NET (DECREASE)/INCREASE IN CASH AND CASH
 EQUIVALENTS                                                                    (499)           663             80

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               1,508            845            765
                                                                             --------       --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 1,009        $ 1,508        $   845
                                                                             ========       ========       ========


The accompanying notes are an integral part of the financial statements.

              ORANGE-CO, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                                               (IN THOUSANDS)

                                              CAPITAL IN                               TOTAL
                               COMMON STOCK   EXCESS OF  RETAINED  TREASURY STOCK   STOCKHOLDERS'
                               SHARES AMOUNT  PAR VALUE  EARNINGS  SHARES   AMOUNT     EQUITY
Balance at Sept. 30,1994       10,349  $5,175  $71,417   $14,688     51     $(483)  $ 90,797

Net Income                        -       -        -       9,135     -        -        9,135
                               ------  ------  -------   --------  -----    ------  ---------

Balance at Sept. 30,1995       10,349  $5,175  $71,417   $23,823     51     $(483)  $ 99,932

Issuance of treasury stock        -       -        -         (15)    (4)       33         18

Dividend paid                     -       -        -      (1,030)    -        -       (1,030)

Net Income                        -       -        -      10,091     -        -       10,091
                               ------  ------  -------   --------  -----    ------  ---------

Balance at Sept. 30, 1996      10,349  $5,175  $71,417   $32,869     47     $(450)  $109,011
                               ------  ------  -------   --------  -----    ------  ---------

Issuance of treasury stock        -       -        -         (30)    (7)       71         41

Dividend paid                     -       -        -      (1,031)    -        -       (1,031)

Net Income                        -       -        -       1,079     -        -        1,079
                               ------  ------  -------   -------   -----    ------  ---------
Balance at Sept. 30, 1997      10,349  $5,175  $71,417   $32,887     40     $(379)  $109,100
                               ======  ======  =======   ========  =====    ======  =========


The accompanying notes are an integral part of the financial statements.

                        ORANGE-CO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF OPERATIONS - Orange-co, Inc. and Subsidiaries (the "Company"), a 50.4% beneficially owned subsidiary of Ben Hill Griffin, Inc. and an affiliate, is principally engaged in growing and processing citrus products as well as packaging and marketing these products and other beverages.

     During the year ended September 30, 1997, the Company had two customers who accounted for approximately 22.3% and 14.1% of sales. During the year ended September 30, 1996, the Company had two customers who individually accounted for approximately 20.5% and 17.6% of sales. During the year ended September 30, 1995, the Company had two customers who individually accounted for approximately 21.0% and 14.9% of sales.

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

     PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized principally using the straight-line method in amounts adequate to depreciate and amortize cost over the estimated useful lives of the applicable assets.

     Costs pertaining to planting and caretaking of citrus trees are initially capitalized and then, after the trees reach fruit-producing age, depreciated over the estimated life of the trees.

     Maintenance, repairs and minor renewals are charged to expense as incurred while major renewals and improvements that extend useful lives are capitalized. The cost and related allowance for depreciation or amortization of assets sold or otherwise disposed of are removed from the related accounts, and the resulting gains or losses are reflected in the results of operations.

     Interest is capitalized in connection with the construction of major facilities and to young trees planted prior to their productive stage. The interest is amortized over the related asset's useful life through depreciation.

     EXCESS OF COST OVER NET ASSETS OF ACQUIRED COMPANIES - The excess of the aggregate purchase price over the fair value of net assets acquired is recorded at cost less accumulated amortization of approximately $4,051,000 as of September 30, 1997 and $3,674,000 as of September 30, 1996. Amortization is recognized over a 40-year period using the straight-line method. Management has evaluated the Company's excess of cost over net assets of its acquired companies and has determined that no adjustment is necessary as no material impairment has occurred in the opinion of the Company. In making this assessment the Company employs various methods including comparing the carrying value of associated assets to their net realizable value and analysis of anticipated profitability depending upon the facts and circumstances.

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

     RECLASSIFICATIONS   -  Certain accounts may have been reclassified in the
1996 and 1995 financial statements to conform to the 1997 financial statement presentation.

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

     APPLICATION OF ACCOUNTING STANDARDS - In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," effective for financial statements for fiscal years beginning after December 15, 1995. Among other provisions, SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. The Company has reviewed its long-lived assets for impairment and has determined that no adjustment to the carrying value of long-lived assets is required.

     In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation", effective for financial statements for fiscal years beginning after December 15, 1995. Among other provisions, SFAS 123 establishes a new, alternative method based on fair values for accounting for stock-based compensation arrangements with employees. In addition, if any entity does not adopt the new alternative method, the statement requires disclosure in the footnotes of proforma net income and earnings per share as if the fair value method had been adopted. For the fiscal year ending September 30, 1997 and interim periods, the Company adopted SFAS 123. The adoption of SFAS 123 resulted in no adjustments or additional required disclosures because the Company did not grant any options after December 15, 1995.

     Effective for interim and annual financial statements for fiscal year ending after December 15, 1997, the FASB has issued SFAS 128 "Earnings per Share" which changes the requirements for the calculation and disclosure of earnings per share in the financial statements. The Company will adopt SFAS 128 for its interim and annual reporting periods beginning in its 1998 fiscal year. It is anticipated that its adoption will have no material effect on the financial statements.

     FINANCIAL INSTRUMENTS FAIR VALUE, CREDIT RISKS, AND OFF-BALANCE
     SHEET RISK - The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximates fair value due to the short-term maturity of these financial instruments. The fair value of notes receivable is not considered practical to estimate due to the nature of the accounts, the lack of a market available to approximate their fair value and their immateriality. The carrying value of the variable rate long-term debt approximates fair value due to frequent repricing. The fair value of the fixed rate long-term debt is estimated using discounted cash flows based upon the incremental borrowing rates currently available to the Company for mortgage loans with similar remaining terms and maturity.

          FINANCIAL INSTRUMENTS AT
             SEPTEMBER 30, 1997                  CARRYING AMOUNT         FAIR VALUE
                                                             (IN THOUSANDS)
Cash and cash equivalents                          $ 1,009                $ 1,009
Accounts and notes receivable                        9,899                  9,899
Accounts payable                                     4,113                  4,113
Variable rate long-term debt                        32,755                 32,755
Fixed rate long-term debt with
 Financial institutions                             20,893                 20,169
Other long-term debt                                   392                    392

     As of September 30, 1997, the Company was subjected to a concentration of credit risk as a result of 18.2% of its trade accounts receivable being due from companies affiliated with a common ownership. No collateral is required on these trade receivables due to collection experience and trade practices. Additionally, the Company's accounts receivable are concentrated generally in the beverage and foodservice industries. Management believes the allowance for doubtful accounts is adequate under the circumstances.

     As of September 30, 1997 the Company held contracts for FCOJ futures positions and net options totaling approximately $9,265,000 and $167,000 with unrealized gains of approximately $267,000 and $343,000, respectively. Exposure to off-balance sheet risk related to these positions results from market fluctuations of FCOJ future prices relative to the Company's open positions. Cash deposit requirements with brokers as of September 30, 1997 totaled $412,000 and will vary with market price fluctuations.

2.   RECEIVABLES

     The major components of receivables as of September 30, 1997 and 1996 are summarized as follows (in thousands):
                                                                                  1997                  1996
Trade receivables                                                               $ 6,699              $14,174
7%-12.9% mortgage and promissory notes receivable                                 2,237                3,240
Deposits with brokers, net                                                          312                   (8)
Other                                                                             1,689                  975
Allowance for doubtful accounts                                                  (1,038)                (918)
                                                                                --------             --------
Net receivables                                                                   9,899               17,463
Less non-current portion                                                          1,458                2,558
                                                                                --------             --------
Current receivables                                                             $ 8,441              $14,905
                                                                                ========             ========

3.   INVENTORIES

     The major components of inventory as of September 30, 1997 and 1996, are summarized as follows (in thousands):
                                                1997                  1996
Finished goods                               $32,095                $28,634
Fruit-on-tree inventory                       10,514                  9,626
Other                                          4,480                  3,888
                                             -------                -------
Total                                        $47,089                $42,148
                                             =======                =======

4.   PROPERTY AND EQUIPMENT

     The major components of property and equipment as of September 30, 1997 and 1996 are summarized as follows (in thousands):

                                                                                                        ESTIMATED
                                                                      1997           1996              USEFUL LIFE
                                                                                                         YEARS
Land and improvements                                              $  4,838       $  5,761          5 to 30
Citrus groves                                                        94,887         91,697            33
Buildings and improvements                                            8,089          7,094         10 to 33
Machinery and equipment                                              56,794         43,250          3 to 20
Construction in progress                                              3,391         11,797
                                                                   --------       --------
                                                                   $167,999       $159,599
Less accumulated depreciation and
 Amortization                                                        44,728         39,061
                                                                   --------       --------
Total                                                              $123,271       $120,538
                                                                   ========       ========

     The Company leases equipment under both short and long term operating leases.  Approximate future minimum obligations under these leases with initial or remaining lease terms in excess of 1 year for the years ended
September 30, are as follows:
1998                   $1,764,000
1999                   $  989,000
2000                   $  214,000
2001                   $  128,000
2002                   $   16,000

     Rent expense charged to operations amounted to approximately $2,003,000 for the year ended September 30, 1997, $1,880,000 for the year ended September 30, 1996, and $1,160,000 for the year ended September 30, 1995.

5.   ACCRUED LIABILITIES

     The major components of accrued liabilities as of September 30, 1997 and 1996 are summarized as follows (in thousands):

                                                        1997           1996
Taxes                                                  $  944        $ 1,841
Amounts due inventory suppliers                         4,932          6,651
Other                                                   3,278          3,505
                                                       ------        -------
Total                                                  $9,154        $11,997
                                                       ======        =======

6.   INCOME TAXES


     Total income tax expense for the years ended September 30, 1997, 1996 and
1995 was as follows (in thousands):
                                                    1997     1996      1995
Income tax expense                                $  754    $4,396    $5,641

     Income tax expense attributable to income from continuing operations for the years ended September 30, 1997, 1996 and 1995 consisted of the following (in thousands):
                                                      CURRENT           DEFERRED           TOTAL
Year ended September  30, 1997
 U.S. Federal                                         $  498            $  169             $  667
 State and Local                                          59                28                 87
                                                      ------            -------            ------
Total                                                 $  557            $  197             $  754
                                                      ======            =======            ======
Year ended September  30,1996
 U.S. Federal                                         $4,219            $ (454)            $3,765
 State and Local                                         681               (50)               631
                                                      ------            -------            ------
Total                                                 $4,900            $ (504)            $4,396
                                                      ======            =======            ======
Year ended September  30,1995
 U.S. Federal                                         $3,334            $2,047             $5,381
 State and Local                                          39               221                260
                                                      ------            -------            ------
Total                                                 $3,373            $2,268             $5,641
                                                      ======            =======            ======

     Income tax expense attributable to income from continuing operations was $754,000, $4,396,000, and $5,641,000, for the years ended September 30, 1997, 1996, and 1995, respectively, and differs from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations as a result of the following (in thousands):
                                                                    1997               1996               1995
Computed "expected" tax expense                                   $   623             $4,926             $5,024
Increase (reduction) in income taxes resulting from:
 Change in the valuation allowance for
  deferred tax assets allocated to income
  tax expense(benefit)                                                100             (1,284)               222
 Loss on foreign operations                                             7                 65                 40
 Amortization of goodwill and other                                    93                128                103
 State and local income taxes, net of
  federal income tax benefit                                           58                416                247
 Foreign sales corporation benefit                                    (97)              (106)               -
 Other, net                                                           (30)               251                  5
                                                                  --------            -------            ------
Total                                                             $   754             $4,396             $5,641
                                                                  ========            =======            ======

     The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1997 and 1996 are presented below (in thousands):
                                                                               1997                 1996
Deferred tax assets:
 Allowance for doubtful accounts                                            $    390             $    345
 Capitalized inventory costs                                                     119                   84
 Reserve on carrying value of property
  and equipment                                                                   69                  258
 Accrued reserves and expenses                                                 1,479                  737
 Valuation reserve                                                                -                 1,351
 Net capital loss carryforwards                                                  589                  -
 Net operating loss carryforwards                                                 -                   426
 Investment tax credit carryforwards                                             507                1,703
 Alternative minimum tax credit carryforwards                                    974                  606
                                                                            ---------            ---------
 Total gross deferred tax assets                                               4,127                5,510
 Less valuation allowance                                                       (674)              (1,770)
                                                                            ---------            ---------
  Net deferred tax assets                                                   $  3,453             $  3,740
                                                                            ---------            ---------
Deferred tax liabilities:
 Plant and equipment, principally due to
  allocation of purchase price of businesses
  acquired and to differences in depreciation
  and capitalized interest                                                   (24,670)             (24,786)
 Other                                                                           (61)                 (35)
                                                                            ---------             --------
  Total gross deferred tax liabilities                                       (24,731)             (24,821)
                                                                            ---------             --------
 Net deferred tax liability                                                 $(21,278)            $(21,081)
                                                                            =========            =========

     The valuation allowance for deferred tax assets as of September 30, 1995 was $3,054,000. The net change in the total valuation allowance for the years ended September 30, 1996 and 1997 was a decrease of $1,284,000 and a decrease of $1,096,000, respectively. The decrease in 1997 was principally as a result of investment tax credits expiring unutilized and unreserved. The Company utilized all of the net operating loss carryforward as of September 30, 1997. Additionally, previously fully reserved net capital loss with a tax benefit of $1,196,000 was utilized during fiscal 1997.

     Income taxes paid, net of refunds applied for, amounted to approximately $820,000, $4,256,000, and $3,460,000 for the years ended September 30, 1997,
1996 and 1995 respectively.

     For tax reporting purposes as of September 30, 1997, the Company had unused net capital loss carryforwards of approximately $1,565,000 and investment tax credit carryforwards of approximately $507,000 which expire in varying amounts through the year 2002. In addition, the Company has alternative minimum tax credit carryforwards of approximately $974,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period. Management believes that the net deferred tax assets of $3,453,000 are materially recoverable.

7.   NOTES PAYABLE TO BANKS AND LONG-TERM DEBT

Notes payable to banks and long-term debt as of September 30, 1997 and 1996 consisted of the following (in thousands):
                                                                                    1997                   1996
Mortgage notes payable bearing interest from 6.9% to 7.65% due in varying
installments through 2003                                                      $24,645                $28,105

Working capital line of credit bearing a variable rate of interest based
upon the financial institution's cost of funds, due in April 1999               28,380                 21,086

Mortgage note payable bearing interest at 7% due semi-annually, principal
due annually through January 2009                                                  623                    667

Grove purchase installment notes, bearing interest at 7% to 8% due in
varying installments through August 2005                                           392                    460
                                                                               -------                -------
                                                                               $54,040                $50,318

Less current installments on long-term debt and note payable to bank             7,276                  3,655
                                                                               -------                -------
Total                                                                          $46,764                $46,663
                                                                               =======                =======

     Principal payments for the years subsequent to 1998 are as follows (in thousands):
1999                         $ 31,223
2000                         $  2,792
2001                         $  5,147
2002                         $  2,272
Thereafter                   $  5,330

     As of September 30, 1997 the Company had a $45 million working capital facility with an outstanding balance of $28,380,000 with additional available borrowings of approximately $266,000. As of September 30, 1997, the Company also had additional available short-term borrowings of $10,000,000 under its revolving line of credit.

     Interest paid net of amounts capitalized was approximately $2,737,000, $1,949,000, and $1,670,000, for the years ended September 30, 1997, 1996, and
1995, respectively. Interest capitalized was approximately $799,000, $742,000, and $661,000, for the years ended September 30, 1997, 1996, and 1995, respectively.

8. NONRECURRING GAINS AND LOSSES

     The Company incurred property damage as a result of a fire during the third quarter of fiscal 1995 which destroyed certain equipment at the Bartow processing facility. This event did not materially affect the continuing operations of the Company. The Company maintains insurance for both property damage at replacement value and business interruption applicable to its production facilities. As a result the Company was awarded approximately $903,000, including $453,000 in excess of book value for property damage during the third quarter of fiscal 1995 which is included in "Gain on disposition of property and equipment" and $450,000 during the fourth quarter of fiscal 1995 for business interruption which is included in "Other" income on the Consolidated Statement of Operations. Additionally, the Company provided an additional charge of $591,000 during the fourth quarter of fiscal 1995 in "Other" expense as a valuation allowance against certain properties and equipment. In July of fiscal 1997 a storm with heavy winds and rain severely damaged one of the Company's product storage freezers, which as of September 30, 1997 was in the process of being replaced. The Company has adequate replacement cost insurance to cover the loss and experienced no material disruption in operations as a result of the damages.

9.   401K PLAN

     The Company has a retirement plan (the "Plan") which meets the qualifications under Section 401(k) of the Internal Revenue Code (the "Code"). Employees who have completed the required service (as defined) are eligible to make tax-deferred contributions and to participate in an employer matching contribution. The Company contributed approximately $66,000, $61,000, and $54,000, under the Plan for the years ended September 30, 1997, 1996, and 1995, respectively. The Company also accrued approximately $60,000 during fiscal 1997 for contributions to the Plan for the 1997 Plan year. In December 1990, the assets of the Employees Stock Ownership Trust ("ESOT") were merged into the Plan. At September 30, 1997 the Plan held approximately .45% of the outstanding common stock of the Company.

10.  PROFIT SHARING PLAN

     Effective January 1, 1993, the Company established a Profit Sharing Retirement Plan ("Profit Sharing Plan") which meets the qualifications of
Section 401(c) of the Code. All employees begin participation on the later of January 1, 1993 or date of employment. Vesting is governed by a seven year graduated vesting schedule including credit for continuous service with the Company prior to the effective date. The Company's discretionary contribution is determined annually and is allocated among eligible participants' accounts in the proportion that each participant's compensation bears to the total qualified compensation of all eligible employees during the year. The Company contributed approximately $694,000 and $698,000 to the Profit Sharing Plan during fiscal 1997 and 1996, respectively, which represented discretionary contributions for the 1996 and 1995 Profit Sharing Plan years, respectively. In addition, the Company accrued approximately $250,000 during fiscal 1997 to be contributed to the Profit Sharing Plan for the 1997 Plan year.

11.  OTHER RETIREMENT BENEFITS

     Certain officers and employees have employment contracts for additional retirement benefits, the cost of which is being accrued on a present value basis over the remaining term of the employment agreements. The lives of the officers and employees have been insured as a means of funding such benefits. These contracts became effective for fiscal 1994 and thereafter. The accrued liability for these additional retirement benefits at September 30, 1997 was approximately $576,000.

12.  STOCK OPTIONS

     In April 1987, the Company adopted an Employee Stock Option Plan (the 1987
Plan) under which a committee of the Board of Directors may grant either incentive stock options ("ISOs") or non-qualified stock options. The 1987 Plan provides that ISOs and non-qualified options may be granted for a period of ten years to purchase up to an aggregate of 750,000 shares of common stock. The option price of all common stock issued or to be issued under the 1987 Plan is at least 100% of the fair market value on the date of grant. The options granted to purchase shares generally become exercisable on a cumulative basis at 33-1/3% each year, commencing with the second year. The 1987 Plan expired during fiscal 1997 and no further options can be granted. There are options on 19,325 shares issued and outstanding as of September 30, 1997.

     A summary of the changes in the shares under option for the 1987 Plan is as follows:
                                                   1987 PLAN
                                        SHARES                 PRICE
Outstanding at
September  30, 1994                    395,300             $5.4375-$10.00
 Granted                                   -                  -
 Exercised                                 -                  -
 Expired                               351,200             $5.4375-$10.00
Outstanding at
September  30, 1995                     44,100             $5.4375-$10.00
 Granted                                   -                  -
 Exercised                               3,500             $5.4375
 Expired                                 9,375             $5.4375-$10.00
Outstanding at
September  30, 1996                     31,225             $5.4375-$10.00
 Granted                                   -                  -
 Exercised                               7,500             $5.4375
 Expired                                 4,400             $9.625-$10.00
Outstanding at
September 30, 1997                      19,325             $5.4375-$9.625

Options granted under the 1987 Plan expire at various dates through August 2001.

13.  RELATED PARTY TRANSACTIONS

     Ben Hill Griffin, Inc. and an affiliate collectively and beneficially held approximately 50.4% majority ownership of Orange-co, Inc. as of September 30, 1997. Ben Hill Griffin, Inc. is a privately owned agribusiness corporation located in Frostproof, Florida.

     During the fiscal year ended September 30, 1997 the Company had incurred an estimated $9,224,000 in fruit participation cost from fruit purchased from its parent, Ben Hill Griffin, Inc. Of that amount approximately $6,085,000 was paid as of September 30, 1997 with the accrued balance of $3,139,000 to be paid by March 1, 1998. Final payment amounts under the Company's fruit participation program are based upon returns from the ultimate disposition of the fruit received. For the fiscal year ended September 30, 1996 the Company incurred a total of $6,323,000 in fruit participation cost from fruit purchased from its parent, Ben Hill Griffin, Inc. As of September 30, 1996 a total of $3,212,000 had been paid against this amount and an estimated balance of $3,111,000 was accrued to be paid on March 1, 1997. Fruit purchases made from the parent company under the Company's participation program are under terms equivalent to fruit purchased from other grower participants. For the fiscal year ended September 30, 1996 the Company also incurred $392,000 for fruit purchased from Ben Hill Griffin, Inc. under a spot fruit purchase contract. Additionally, the Company paid approximately $2,539,000, $2,862,000, and $2,451,000 to Ben Hill Griffin, Inc. for other goods and services, principally the purchase of fertilizer and citrus trees at prices approximating market, during fiscal 1997, 1996 and 1995, respectively.

14.  INTERIM FINANCIAL INFORMATION (UNAUDITED)
      (in thousands except per share amounts)
                                               GROSS                EARNINGS
QUARTERS ENDED                     SALES      PROFIT   NET INCOME   PER SHARE
Fiscal 1997
     September 30, 1997          $ 25,399    $   959    $  (280)     $ (.04)
     June 30, 1997                 26,360        998       (455)       (.04)
     March 31, 1997                29,154      2,750        276         .03
     December 31, 1996             28,424      4,711      1,538         .15
                                 --------    -------    -------      -------
                                 $109,337    $ 9,418    $ 1,079      $  .10
                                 ========    =======    =======      =======
Fiscal 1996
     September 30, 1996          $ 33,751    $ 6,596    $ 3,329      $   .32
     June 30, 1996                 34,023      5,364      2,476          .24
     March 31, 1996                28,006      5,058      2,242          .22
     December 31,1995              23,350      4,738      2,044          .20
                                 --------    -------    -------      -------
                                 $119,130    $21,756    $10,091      $   .98
                                 ========    =======    =======      =======

                                                  ORANGE-CO, INC. AND SUBSIDIARIES
                                          SCHEDULE VIII - ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                       FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                                                           (IN THOUSANDS)

COLUMN A                                COLUMN B            COLUMN C         COLUMN D             COLUMN E
                                                            ADDITIONS
                                        BALANCE @           CHARGED TO                            BALANCE @
                                        BEGINNING           EXPENSE                               END OF
DESCRIPTION                             OF PERIOD                            DEDUCTIONS           PERIOD
Year ended
     September 30, 1997                   $918                $120             $ -                 $1,038
                                          ====                ====             =====               ======
Year ended
     September 30, 1996                   $798                $120             $ -                 $  918
                                          ====                ====             =====               ======
Year ended
     September 30, 1995                   $686                $120             $   8               $  798
                                          ====                ====             =====               ======


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 will be set forth in the Company's 1998 Proxy Statement under the caption "Nominees For Election As Directors" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 will be set forth in the Company's 1998 Proxy Statement under the caption "Executive Officers and Compensation" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 will be set forth in the Company's 1998 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners", "Nominees for Election as Directors" and "Stock Ownership of Executive Officers", and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 will be set forth in the Company's 1998 Proxy Statement under the caption "Transactions With Management And Others" and is incorporated herein by reference.

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

          (3) The exhibits required to be filed herewith are listed on the "Exhibit Index" commencing at Page 44 herein.

     (b) During the last quarter of the period covered by this Report the Company filed no reports on Form 8-K.

     (c) The exhibits required to be filed herewith are listed on the "Exhibit Index" commencing on Page 44 herein and incorporated herein by reference.

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

                                          ORANGE-CO, INC.
                                          (REGISTRANT)

Date:  December 19, 1997                  By:/s/ Gene Mooney
                                             ---------------
                                             Gene Mooney
                                             President and
                                             Chief Operating Officer


Date:  December 19, 1997                  By:/s/ Dale A. Bruwelheide
                                             -----------------------
                                             Dale A. Bruwelheide
                                             Vice President and
                                             Chief Financial Officer

                             SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  December 19, 1997                  /s/ B. H. Griffin, III
                                          ------------------------------
                                              B. H. Griffin, III
                                              Chairman, CEO and Director

Date:  December 19, 1997                  /s/ John R. Alexander
                                          ------------------------------
                                              John R. Alexander
                                              Director

Date:  December 19, 1997                  /s/ Richard A. Coonrod
                                          ------------------------------
                                              Richard A. Coonrod
                                              Director

Date:  December 19, 1997                  /s/ Paul E. Coury, MD
                                          ------------------------------
                                              Paul E. Coury, MD
                                              Director

Date:  December 19, 1997                  /s/ George W. Harris, Jr.
                                          ------------------------------
                                              George W. Harris, Jr.
                                              Director

Date:  December 19, 1997                  /s/ Dr. W. Bernard Lester
                                          ------------------------------
                                              Dr. W. Bernard Lester
                                              Director

Date:  December 19, 1997                  /s/ Gene Mooney
                                          ------------------------------
                                              Gene Mooney
                                              Director

Date:  December 19, 1997                  /s/ C. B. Myers, Jr.
                                          ------------------------------
                                              C. B. Myers, Jr.
                                              Director

Date:  December 19, 1997                  /s/ Thomas H. Taylor, Sr.
                                          ------------------------------
                                              Thomas H. Taylor, Sr.
                                              Director

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

For the fiscal year                               Commission File
ended September 30, 1997                          Number 1-6442



                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                ORANGE-CO, INC.
             (Exact name of registrant is specified in its charter)

                                    EXHIBITS

                                     INDEX

                                  EXHIBITS INDEX
                                                                      SEQUENTIAL
EXHIBIT NO.                   DESCRIPTION OF EXHIBITS                  PAGE NO.

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

10.18 The First Amendment to the Loan Agreement By and Among Orange-co, Inc. and SunBank, National Association for a Revolving Line of Credit dated April 1, 1994 and filed as Exhibit 10.18 on Form 10-Q for the fiscal quarter ended June 30, 1994 and incorporated herein by reference.

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

10.26 Consolidated Amended and Restated Florida Mortgage and Security Agreement between John Hancock Mutual Life Insurance Company and Orange-co of Florida, Inc. dated August 13, 1996 and filed as Exhibit 10.26 on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference.

10.27 The Sixth Amendment to the Loan Agreement By and Among Orange-co, Inc., Orange-co of Florida, Inc., and SunTrust Bank, Central Florida, National Association, dated April 25, 1997 and filed as Exhibit 10.27 on Form 10-Q for the fiscal quarter ended March 31, 1997 and incorporated herein by reference.

16 Change in Accountants from Coopers & Lybrand to KPMG Peat Marwick as filed on the Company's Form 8K on August 4, 1992 and incorporated herein by reference.

21            Subsidiaries of the Company.                                 49

                                  EXHIBITS INDEX                      SEQUENTIAL
                                                                        PAGE NO.
EXHIBIT NO.                  DESCRIPTION OF EXHIBITS

24.1          Consent letter from KPMG Peat Marwick LLP.                    50

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