Form 10-Q
period 1997-12-31
ORANGE CO INC /FL/
filed 1998-02-17
CIK 4507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C. 20549


                              FORM 10-Q


(Mark One)
(X)   QUARTERLY  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934               (NO FEE REQUIRED)


For the Quarter Ended December 31, 1997

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

                            Yes  XX    No

Number of shares outstanding of common stock, $.50 par value, as of February 13, 1998: 10,309,975 shares


                                 -1-


                  ORANGE-CO, INC. AND SUBSIDIARIES

                              FORM 10-Q

                          TABLE OF CONTENTS
                                                                        PAGE NO.

PART I.  FINANCIAL INFORMATION

       ITEM 1.  FINANCIAL STATEMENTS

       Consolidated Balance Sheets
        December 31, 1997 (unaudited) and September 30, 1997 (audited)       3

       Consolidated Statements of Operations (unaudited)
        Three Months ended December 31, 1997 and 1996                        4

       Consolidated Statements of Cash Flows (unaudited)
        Three Months ended December 31, 1997 and 1996                        5

       Notes  to  Consolidated  Financial  Statements  (unaudited)         6-8

       ITEM 2.

       Management's Discussion and Analysis of Results of Operations
        and Financial Conditions                                          9-13

PART II. OTHER INFORMATION

       ITEM 6.

       Exhibits and Reports on Form 8 K                                     14

SIGNATURES                                                                  14


                                    -2-

                    PART 1. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS
                  ORANGE-CO, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                           (in thousands)

                                      December 31,    September 30,
ASSETS                                    1997             1997

                                      (unaudited)       (audited)
Current assets:
Cash and cash equivalents                $  1,354        $  1,009
Receivables                                11,122           8,441
Advances on fruit purchases                   432             451
Inventories                                40,868          47,089
Deferred income taxes                       2,680           2,398
Prepaid and other                             390             683
                                         ---------       ---------
     Total current assets                  56,846          60,071
                                         ---------       ---------
Property and equipment, net               123,446         123,271
                                         ---------       ---------
Other assets:
Excess  of cost over net assets  of
acquired companies                         10,930          11,024
Notes receivable                            1,443           1,458
Other                                       5,115           5,305
                                         ---------       ---------
     Total other assets                    17,488          17,787
                                         ---------       ---------
     Total assets                        $197,780        $201,129
                                         =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Note Payable                             $  5,000        $    -
Current installments on long-term debt      7,087           7,276
Accounts payable                            3,768           4,113
Accrued liabilities                         9,763           9,154
                                         ---------       ---------
     Total current liabilities             25,618          20,543
Deferred income taxes                      22,923          23,676
Other liabilities                           1,171           1,046
Long-term debt                             40,925          46,764
                                         ---------       ---------
     Total liabilities                     90,637          92,029
                                         ---------       ---------

Stockholders' equity:
 Preferred stock, $.10 par value,
  10,000,000 shares authorized;
  none issued                                 -               -
 Common stock, $.50 par value,
  30,000,000 shares authorized;
  10,349,399 shares issued                  5,175           5,175
Capital in excess of par value             71,417          71,417
Retained earnings                          30,925          32,887
                                        ----------       ---------
                                          107,517         109,479
Less:
Treasury  stock,  at  cost:  39,424
shares at December 31, 1997 and 39,924
shares at September 30, 1997                 (374)           (379)
                                         ---------       ---------
     Total stockholders' equity           107,143         109,100
                                         ---------       ---------
     Total liabilities and
      stockholders' equity               $197,780        $201,129
                                         =========       =========

THE  ACCOMPANYING  NOTES  ARE  AN INTEGRAL  PART  OF  THE  FINANCIAL STATEMENTS.

                CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                             (unaudited)
              (in thousands except for per share data)




                                               1997      1996
Sales                                        $25,710   $28,424
Cost of sales                                 26,745    23,713
                                             --------  --------
     Gross profit(loss)                       (1,035)    4,711

Other costs and expenses, net:
 Selling, general and administrative          (1,323)   (1,701)
 Gain on disposition of property and
  equipment                                      136       -
 Other                                           (42)      (10)
Interest                                        (731)     (540)
                                             --------   -------
Income(loss) before income taxes              (2,995)    2,460
Income tax expense(benefit)                   (1,035)      922
                                             --------   -------
Net income(loss)                             $(1,960)  $ 1,538
                                             ========  ========

Net income(loss) per common share, basic
and diluted:                                 $  (.19)  $   .15
                                            =========  ========
Average number of common and common
 equivalent shares outstanding                10,309    10,302
                                            =========  ========


THE  ACCOMPANYING  NOTES  ARE  AN INTEGRAL  PART  OF  THE  FINANCIAL STATEMENTS.


                  ORANGE-CO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                             (unaudited)
                           (in thousands)

                                            1997     1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)                           $(1,960)   $ 1,538
                                           --------   --------
Adjustments to reconcile net income(loss)
 to net cash provided by (used for)
 operating activities:
 Depreciation and amortization               1,742      1,369
 Increase(decrease) in deferred
  income taxes                              (1,035)         2
  (Gain) on disposition of property and
   equipment                                  (136)       -
 Change in assets & liabilities:
  Decrease(increase) in receivables         (2,681)     5,114
  Decrease in advance on fruit purchases        19         73
  Decrease(increase) in inventory            6,221     (5,649)
  Decrease(increase) in prepaids and
   other                                       293       (369)
  Increase in accounts payable
   and accrued liabilities                     264      4,235
  Other, net                                   299         41
                                           --------   --------
Total adjustments                            4,986      4,816
                                           --------   --------
Net cash provided by operating activities    3,026      6,354
                                           --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of property & equipment     750          4
Decrease in note & mortgage receivables         15        136
Additions to property & equipment           (2,401)    (3,286)
(Increase) in other assets                     (20)       (72)
                                           --------   --------
Net cash (used for) investing activities    (1,656)    (3,218)
                                           --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from short-term debt                5,000        -
(Payments on)long-term debt                 (6,028)    (3,659)
Issuance of treasury stock                       3        -
                                           --------   --------
Net cash (used for) financing activities    (1,025)    (3,659)
                                           --------   --------
NET INCREASE(DECREASE) IN CASH AND CASH
 EQUIVALENTS                                   345       (523)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                      1,009      1,508
                                           --------   --------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                   $ 1,354     $   985
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

         Unaudited Consolidated Balance Sheet at December 31, 1997

         Audited Consolidated Balance Sheet at September 30, 1997

         Unaudited Consolidated Statements of Operations and Statements of Cash Flows for the three month periods ended December 31, 1997 and 1996

2.   NOTES PAYABLE AND LONG-TERM DEBT

      As of December 31, 1997, the Company had access to a $45 million working capital line of credit facility payable in April 2000. Accordingly, the balance at December 31, 1997 was classified
as  long-term.   This  facility is collateralized  by  most  of  the
Company's  current assets.  The outstanding balance at December  31,
1997 was approximately $23,249,000. Approximately $8,002,000 was additionally available to be borrowed under a borrowing base
calculation of this  facility.   The interest  rate on the facility
is variable based upon the financial institution's cost of funds plus a margin. At December 31, 1997, the Company was in compliance
with  all  but  one  of  its  loan covenants.   The lender has waived
the requirement for the current three month period without penalty. (See Management Discussion and Analysis - Liquidity and Capital Resources.)

      Additionally, as of December 31, 1997 the Company had a $10,000,000 short-term capital revolving credit facility. As of December 31, 1997 there was an outstanding balance on this facility of $5,000,000. The interest rate is variable based upon the financial institution's cost of funds plus a margin.

      At December 31, 1997, the Company's outstanding long-term debt (including the $23,249,000 balance on the working capital line of credit facility) was approximately $48,012,000, of which $7,087,000 matures in the next twelve months and the remainder matures at various times over the subsequent eleven years.

      Interest paid, net of amounts capitalized, was approximately $724,000 and $447,000 for the three months ended December 31, 1997 and 1996, respectively. Interest capitalized was approximately $115,000 and $231,000 for the three months ended December 31, 1997 and 1996, respectively.

3.   INVENTORIES

     Inventories are stated at the lower of cost or market. Inventories are maintained on a full absorption cost method and flow on a first-in, first-out average cost basis. The cost of growing fruit is accounted for as fruit on tree inventory.

     The major components of inventory are summarized as follows (in thousands):

                         December 31,    September 30,
                            1997            1997
Finished goods            $28,468       $32,095
Fruit-on-tree               8,507        10,514
Other                       3,893         4,480
                          -------       -------
Total                     $40,868       $47,089
                          =======       =======

    As of December 31, 1997 the Company held contracts for frozen concentrated orange juice ("FCOJ") futures positions and net options totaling approximately $25,489,000 and $138,000, respectively with unrealized gains on futures positions of approximately $1,124,000 and unrealized losses on options of approximately $110,000. Exposure to off-balance sheet risk related to these positions results from market fluctuations of FCOJ futures prices relative to the Company's open positions. Cash deposit requirements with brokers as of December 31, 1997 totaled $957,000 and vary with market price fluctuations.

4. OTHER

     The   Company  operates  in  one  industry  segment,  "Citrus".
Substantially all sales are to entities that market citrus and citrus-related products.

   During the three month period ended December 31, 1997 the Company had two customers who individually accounted for approximately 22.4% and 12.8% of total sales. During the three month period ended December 31, 1996 the Company had two customers who individually accounted for approximately 20.0% and 15.8% of total sales.

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

The  provision  for income taxes for the three month  periods  ended
December 31, 1997 and 1996 is summarized as follows (in thousands):

                                     1997      1996
Current:
   Federal income tax              $   -       $823
   State income tax                    -         97
                                   ------      ----
   Total                           $   -       $920
                                   ------      ----
Deferred:
   Federal income tax (benefit)    $  (935)    $  2
   State income tax (benefit)         (100)       -
                                   --------    ----
   Total                           $(1,035)    $  2
                                   --------    ----
   Total (benefit)expense for
    income taxes                   $(1,035)    $922
                                   ========    ====

    The following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 34% and the actual income tax provisions for the quarters ended December 31, 1997 and 1996 (in thousands):

                                                    1997        1996
Expected income tax (benefit)                      $(1,018)     $836
Increase(decrease) resulting from:
   State income taxes, net of federal tax benefit      (77)       97
   Permanent items and other                            60       (11)
                                                   --------     -----
   Total provision for income taxes                $(1,035)     $922
                                                   ========     =====

6. CHANGES IN STOCKHOLDERS' EQUITY

The following table reflects the changes in Stockholders' Equity since September 30, 1997 as a result of net income(loss) (in thousands):

                                        Treasury
                 September 30,  Net     Stock      December 31,
                     1997     (Loss)    Issued       1997

Common stock     $  5,175    $  -      $   -      $  5,175
Capital in excess
 of par value      71,417       -          -        71,417
Retained
 earnings          32,887     (1,960)      (2)      30,925
Treasury stock       (379)      -           5         (374)
                  --------   --------  -------     --------
Total
 stockholders'
 equity          $109,100    $(1,960)  $    3     $107,143
                 =========   ========  =======    =========

7.  APPLICATION OF ACCOUNTING STANDARDS

    Effective for interim and annual financial statements for fiscal periods ending after December 15, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). SFAS 128 requires the calculation of the Basic Earnings Per Share and the Diluted Earnings Per Share. The Company has adopted SFAS 128 for its first quarter of fiscal 1998 ended December 31, 1997, the effect of which was immaterial.

     Additionally, the Company adopted SFAS 129 "Disclosure of Information about Capital Structure". The effect of adopting SFAS 129 was immaterial.

                  ORANGE-CO, INC. AND SUBSIDIARIES
                           PART I - ITEM 2
                Management's Discussion and Analysis
          of Financial Condition and Results of Operations

  First Quarter of Fiscal 1998 versus First Quarter of Fiscal 1997

     The following is management's discussion and analysis of significant factors which have affected the Company's operations during the periods included. It compares the Company's operations for the three month period ended December 31, 1997 to operations for the three month period ended December 31, 1996.

   The following table reflects changes in and the effects on sales, cost of sales and gross profit by division and other changes in the Statements of Operations through net income between the respective periods.

 Three Months Ended December 31, 1997 vs Three Months Ended December 31, 1996
                        Increases/(Decreases)
                           (in thousands)



                                                 Cost of     Net Changes
                                       Sales      Sales       to Income

Beverage Division . . . . . . . .    $(2,698)     $2,819       $(5,517)
Grove Management Division . . . .        (16)        213          (229)
                                     --------     ------       --------
Total . . . . . . . . . . . . . .    $(2,714)     $3,032       $(5,746)
                                     ========     ======
Other costs and expenses, net:
 Selling, general and administrative .. . . . . . . . . . . . .    378
 Gain on disposition of property and equipment. . . . . . . . .    136
 Other . . . . . . . . . . . . . . . . . . .  . . . . . . . . .    (32)
Interest . . . . . . . . . . . . . . . . . .  . . . . . . . . .   (191)
                                                               --------
Income before income taxes . . . . . . . . . . . . . . .  . . . (5,455)
Income tax expense . . . . . . . . . . . . . . . . . . .  .  . . 1,957
                                                               --------
Net income . . . . . . . . . . . . . . . . . . . . . . . .     $(3,498)
                                                               ========

                                SALES

    Sales  for  the  three  month period  ended  December  31,  1997 decreased approximately $2,714,000 or 9.6% compared to the same period in the prior year. The Beverage Division accounted for the principal decrease for the current period with decreased sales of approximately $2,698,000. Grove Management Division sales decreased approximately $16,000 for the current period compared to the same period in the prior year.

BEVERAGE DIVISION The Beverage Division sales decreased approximately $2,698,000 or 10.0% during the current three month period compared to the same period in the prior year. Of this decrease, revenues from the sale of the Company's bulk citrus juice products decreased approximately $1,635,000. The principal component of this decrease in bulk citrus juice products resulted from lower prices of bulk citrus juice products sold of approximately $7,306,000 during the current period compared to the same period in the prior year. As we entered the 1997-98 season, the United States Department of Agriculture (USDA) announced in October 1997 an estimated Florida orange crop of approximately 254,000,000 boxes of round oranges. This estimate, if true, represents a significant increase from the 1996-97 crop of
226,200,000 boxes of round oranges and the 1995-96 crop of 203,300,000 boxes. The anticipation of a second consecutive significant increase in the crop has had a deflating effect on prices throughout the first quarter of fiscal 1998.

    Partially offsetting the decrease in sales from lower prices was an increase of approximately $5,671,000 from increased volumes of bulk citrus juices sold in the current three month period compared to the same period in the prior year. This increase in sales volume was due primarily to an improving sales program for the bulk citrus juice products.

    Sales of the Company's packaged citrus juice products sold decreased approximately $466,000 compared to the same period in the prior year. Lower prices for these products resulted in a decrease of approximately $370,000. Additionally, decreases of approximately $96,000 were a result of lower volumes compared to the same period in the prior year.

   The Company's non-orange packaged juices and drink base products sales increased approximately $108,000 during the current period
compared to the same period in the  prior year.   Of  this  total,
increases in the volume of sales of these products accounted for increases of approximately $161,000. Price decreases resulted in decreased revenues of approximately $53,000 on these products during the current period compared to the same period in the prior year.

    Revenues from the sale of the Company's citrus by-products, including feed, pulp cells, and citrus oils, decreased approximately $272,000 principally as a result of lower prices for by-products being produced and sold during the current period compared to the same period in the prior year. This decrease in prices during the current period is primarily a result of the previously mentioned larger crops for the past two seasons.

     Storage, handling, processing citrus for customers under contract, and other revenues decreased approximately $433,000 during the current period compared to the same period in the prior year. This decrease was due primarily to a decrease in the volume of services performed during the current three month period.

GROVE MANAGEMENT DIVISION Grove Management Division sales decreased approximately $16,000 or 1.1% in the current three month period compared to the same period in the prior year. The principal decrease  of  approximately  $51,000 resulted  from  a  decrease  in revenues from the sale of fruit to third party packers and processors. Additionally, revenues from caretaking activities decreased approximately $24,000 during the current three month period compared to the same period in the prior year. Partially offsetting these decreases was an increase of approximately $59,000 in revenues from harvesting activities.

                            GROSS PROFIT

    Gross profit for the three month period ended December 31, 1997 decreased approximately $5,746,000 or 122.0% compared to the same period in the prior year. The principal decrease of approximately $5,517,000 occurred in the Beverage Division. Additionally, there was a decrease in gross profit of approximately $229,000 in the Grove Management Division during the current period compared to the same period in the prior year.

BEVERAGE  DIVISION   The  gross profit  of  the  Company's  Beverage
Division decreased approximately $5,517,000 during the current period compared to the same period in the prior year as a result of numerous offsetting increases and decreases.

    A principal component was a decrease of approximately $4,258,000 which resulted from the sale of bulk citrus juice products during the current period compared to the same period in the prior year.
Of this amount, approximately $7,306,000 resulted from lower prices for the Company's bulk citrus juice products. Partially offsetting this decrease was an increase in gross profit of approximately $2,459,000 due to lower cost of raw fruit and concentrate used in the production of bulk citrus juice products sold during the current three month period compared to the same period in the prior year. Additionally, higher volumes contributed to an increase in gross profit of approximately $589,000 during the current three month period compared to the same period in the prior year.

     The Company utilizes the FCOJ futures market to hedge fruit inventory, anticipated requirements and sales commitments of FCOJ.
The effects of this hedging activity, if any, flow through the Consolidated Statements of Operations as the associated products are sold. As of December 31, 1997 the Company held contracts for FCOJ futures with unrealized gains of approximately $1,124,000 which would have been realized if said positions had been prematurely liquidated
on  that date.   These  unrealized gains are based upon  the  closing
market prices of equivalent futures obligations and do not necessarily represent prices at which the Company expects to sell the FCOJ.

    Gross profit on the sales of packaged citrus juice products decreased approximately $456,000 during the current three month period compared to the same period in the prior year. Of this decrease approximately $370,000 resulted from decreased prices. Additionally, gross profit decreased approximately $86,000 as a combined result of a higher cost carryover of inventory and lower volumes in the current period.

    Gross profit from the sale of the Company's non-orange packaged juices and drink base products decreased approximately $328,000 during the current period compared to the same period in the prior year. This decrease was primarily a result of higher cost of ingredients and conversion cost in the current period.

   Gross profit from citrus by-products, including feed, pulp cells, and citrus oils, decreased approximately $811,000 during the current period compared to the same period in the prior year. The principal reason for this decrease was an increase in the cost of production of approximately $536,000 compared to the same period in the prior year. Additionally, decreased prices of approximately $335,000 during the current three month period resulted in a reduction of gross profit. Partially offsetting these decreases was an increase in gross profit of approximately $60,000 due to an increase in the volume of by-products sold during the current three month period.

    Gross profit from storage, handling, and other activities decreased by approximately $14,000 during the current period due principally to a decrease in the volume of these services provided compared to the same period in the prior year.

    During the current three month period gross profit increased by approximately $350,000 as a result of the partial settlement of an insurance claim related to the recovery of certain operating expenses incurred as a result of an involuntary conversion of certain inventory. In July 1997, a storm containing strong winds damaged a product storage warehouse and some inventory. Continuing operations of the Company were not materially affected. As of December 31, 1997, the damage to the warehouse was under repair. The Company has adequate replacement cost insurance to recover damages.

GROVE MANAGEMENT DIVISION Grove Management Division gross profit decreased approximately $229,000 or 56.0% during the current three month period compared to the same period in the prior year. The principal decrease of approximately $149,000 resulted primarily from decreases in fruit sold to third party packers and processors.
Additionally, gross profit from caretaking activities decreased approximately $80,000 during the current three month period.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased approximately $378,000 for the current three month period compared to the same period in the prior year. Of this decrease approximately $138,000 resulted from a decrease in salary benefit costs while approximately $240,000 resulted from a decrease in other costs.

            GAIN ON DISPOSITION OF PROPERTY AND EQUIPMENT

    The gain on the disposition of property and equipment increased approximately $136,000 for the current three month period as compared to the same period in the prior year. This increase resulted from the gain from insurance proceeds on damage to the product storage warehouse previously mentioned to which there was no comparable event in the same period in the prior year.


                          INTEREST EXPENSE

   Interest expense increased approximately $191,000 or 35.3% during the current three month period compared to the same period in the prior year. The principal increase of approximately $127,000 was due to an increase in the average outstanding debt. Additionally, an increase of approximately $116,000 was the result of a decrease in capitalized interest, while an increase of approximately $7,000 was due to an increase in miscellaneous interest charges. Partially offsetting these increases was a decrease of approximately $59,000 as a result of a decrease in interest rates.

                   LIQUIDITY AND CAPITAL RESOURCES

    The Company's Bartow processing plant normally operates from early November through late May or June. While the plant is in operation, the inventory of processed juice increases to a level which will cover anticipated deliveries until the following November when the plant begins operation again. The Company's working capital credit facility is generally utilized to finance these inventories. Borrowings under this credit facility normally peak in late May or June. The Company began processing activities for the 1997-98 season in November.

    The  Company's  ability to generate cash adequate  to  meet its needs,  including  the  financing  of  its  inventories  and  trade receivables, has been supported primarily by cash flow from operations and periodic borrowings under its $45 million credit
facility.   This  facility is secured principally  by  most  of the
Company's  current assets.  The outstanding balance at December  31,
1997 was approximately $23,249,000 and approximately $8,002,000 of additional borrowings were available under a borrowing base calculation of this facility. The interest rate is variable based upon the financial institution's cost of funds plus a margin. The terms of this agreement call for repayment of the principal amount in April 2000; accordingly, it is
classified as long-term.   The Company  anticipates  that  the working
capital facility will be adequately serviced with cash proceeds from operations.

    Additionally, as of December 31, 1997, the Company had a $10 million short-term capital revolving credit facility. As of December 31, 1997, there was an outstanding balance on this facility of $5,000,000. The interest rate on this facility is variable based upon the financial institution's cost of funds plus a margin.

    Current assets decreased approximately $3,225,000 as of December 31, 1997 compared to the fiscal year ended September 30, 1997. The principal component of this was a decrease in inventories of approximately $6,221,000 in the current three month period due principally to increased bulk sales compared to the fourth quarter of fiscal 1997 ended September 30, 1997. The Company's accounts receivable balance increased approximately $2,681,000 during the current period also as a result of increased sales in the current quarter compared to the fourth quarter of fiscal 1997. There was also an increase in cash and cash equivalents of approximately $345,000. Advances on fruit purchases decreased approximately $19,000 as the Company began processing fruit associated with the 1997-98 season. Also, there was a decrease of approximately $293,000 in prepaid expenses and other current assets and an increase of approximately $282,000 in deferred tax assets.

   Current liabilities increased approximately $5,075,000 during the current three month period compared to the fiscal year ended September 30, 1997. There was an increase of approximately $264,000 in accounts payable and accrued liabilities as a result of the beginning of the processing season. The current portion of long-term debt decreased approximately $189,000, and note payable increased by $5,000,000.

   At December 31, 1997 the Company's outstanding long-term debt was approximately $40,925,000 including the working capital facility of approximately $23,249,000. In addition, current installments of long-term debt were approximately $7,087,000 with the remaining
amounts due on various dates over the subsequent eleven years.   The
Company anticipates that the amounts due over the next twelve months will be paid out of working capital or refinancing of existing mortgages. At December 31, 1997, the Company was in compliance with all but one of its loan covenants. That covenant calls
for  consolidated  net   income available  for debt service to be at
least 1.25 times debt service measured over the last four quarters. As a result of the losses in the first quarter of fiscal 1998, the Company only achieved a ratio of consolidated net income available for debt service to debt service of .90 for the past four quarters. The lender has waived this requirement for the current three month period without penalty. Management believes its relationships with its lenders are good.

   During the first quarter of the current fiscal year, capital expenditures of approximately $454,000 were made for the installation of new irrigation systems on 2,025 acres of Company-owned groves. Also, cost of caring for newly planted citrus trees in the amount of approximately $374,000 were capitalized. Additional expenditures of approximately $1,511,000 were made during the current period primarily for the purpose of improving the efficiency and capacity of the Bartow processing facility. Also during the current period expenditures of approximately $37,000 were made for grove operations equipment.
The Company anticipates that these improvements will be   financed
principally from working capital or by securing additional funds under existing mortgages.

     During the past three fiscal years, the Company has been making capital expenditures to improve and update the computer systems to enhance the efficiency of its production, processing, marketing, sales and management systems. As a result, it has concurrently addressed the "Year 2000 Issue" related to its older computer systems. Management believes that the new systems will be completed in fiscal 1998 and that the Company will then be in compliance with "Year 2000 Issues".



                      OTHER SIGNIFICANT EVENTS

     In October 1997 the United States Department of Agriculture ("USDA") announced a Florida crop estimate of approximately 254,000,000 boxes of round oranges for the 1997-98 season, which, if true, would be the largest Florida crop in history. In February 1998, the USDA left this estimate unchanged.

                     PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   None


 Exhibit                     EXHIBIT                         Page
   No.                                                        No.


  10.28    The Seventh Amendment to the Loan Agreement
           By  and Among Orange-co, Inc., Orange-co of
           Florida,  Inc.  and SunTrust Bank,  Central
           Florida,    National   Association    dated
           February 3, 1998.

  27       Financial Data Schedule (Electronic Filing Only)



                             SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ORANGE-CO, INC.
                                        (Registrant)



   Date: February 13, 1998              By:/s/ Gene Mooney
                                           ---------------
                                           Gene Mooney
                                           President and
                                           Chief Operating Officer




   Date: February 13, 1998              By:/s/ Dale A. Bruwelheide
                                           -----------------------
                                           Dale A. Bruwelheide
                                           Vice President,
                                           Chief Financial Officer, and
                                           Principal Accounting Officer