Form 10-Q
period 1998-03-31
ORANGE CO INC /FL/
filed 1998-05-15
CIK 4507

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549


                              FORM 10-Q

(Mark One)

(X)   QUARTERLY  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934              (NO FEE REQUIRED)

For the Quarter Ended March 31, 1998

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

                             Yes  XX  No

Number of shares outstanding of common stock, $.50 par value, as of May 14, 1998: 10,309,975 shares

                  ORANGE-CO, INC. AND SUBSIDIARIES
                              FORM 10-Q
                          TABLE OF CONTENTS
                                                                      PAGE
                                                                       NO.
PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Balance Sheets
      March 31, 1998 (unaudited) and September 30, 1997 (audited)       3

     Consolidated Statements of Operations (unaudited)
      Six and Three Months ended March 31, 1998 and 1997                4

     Consolidated Statements of Cash Flows (unaudited)
      Six Months ended March 31, 1998 and 1997                          5

     Notes to Consolidated Financial Statements (unaudited)           6-9

     ITEM 2.

     Management's Discussion and Analysis of Results of
      Operations and Financial Condition                            10-15


PART II. OTHER INFORMATION

     ITEM 4.

     Submission of Matters to a Vote of Security Holders               16

     ITEM 6.

     Exhibits and Reports on Form 8-K                                  16

SIGNATURES                                                             16

                    PART I. FINANCIAL INFORMATION

                    ITEM 1. FINANCIAL STATEMENTS
                  ORANGE-CO, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                           (in thousands)

                                          March 31,   September 30
                                             1998         1997
ASSETS                                    (unaudited)  (audited)
Current assets:
Cash and cash equivalents                 $  2,255     $  1,009
Receivables                                 14,122        8,441
Advances on fruit purchases                    237          451
Inventories                                 57,881       47,089
Deferred income tax                          3,763        2,398
Prepaid and other                              330          683
                                          ---------    ---------
     Total current assets                   78,588       60,071
                                          ---------    ---------
Property and equipment, net                123,800      123,271
                                          ---------    ---------
Other assets:
Excess of cost over net assets of
 acquired companies                         10,836       11,024
Notes receivable                             1,435        1,458
Other                                        5,217        5,305
                                          ---------    ---------
     Total other assets                     17,488       17,787
                                          ---------    ---------
     Total assets                         $219,876     $201,129
                                          =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Note payable                              $  5,000     $    -
Current installments on long-term debt       6,858        7,276
Accounts payable                             9,241        4,113
Accrued liabilities                         10,365        9,154
                                          ---------    ---------
     Total current liabilities              31,464       20,543
Deferred income taxes                       22,952       23,676
Other liabilities                            1,309        1,046
Long-term debt                              58,907       46,764
                                          ---------    ---------
     Total liabilities                     114,632       92,029
                                          ---------    ---------
Stockholders' equity:
 Preferred stock, $.10 par value,
  10,000,000 shares authorized;                -            -
  none issued
 Common stock, $.50 par value, 30,000,000
  shares authorized; 10,349,399 issued       5,175        5,175
Capital in excess of par value              71,417       71,417
Retained earnings                           29,026       32,887
                                          ---------    ---------
                                           105,618      109,479
Less:
Treasury stock, at cost:  39,424 shares
at March 31, 1998 and 39,924 shares at
September 30, 1997                            (374)        (379)
                                          ---------    ---------
     Total stockholders' equity            105,244      109,100
                                          ---------    ---------
     Total liabilities and
     stockholders' equity                 $219,876     $201,129
                                          =========    =========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                  ORANGE-CO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (unaudited)
              (in thousands except for per share data)


                                           Six Months       Three Months
                                          1998    1997     1998     1997
Sales                                   $57,516  $57,578  $31,807  $29,154
Cost of sales                            59,041   50,117   32,296   26,404
                                        -------- -------- -------- --------
     Gross profit(loss)                  (1,525)   7,461     (489)   2,750

Other costs and expenses, net:
 Selling, general and administrative     (2,691)  (3,319)  (1,368)  (1,618)
 Gain(loss) on disposition of property
  and equipment                             122      (18)     (14)     (18)
 Other                                     (264)     (56)    (223)     (46)
Interest                                 (1,590)  (1,189)    (859)    (649)
                                        -------- -------- -------- --------
Income(loss) before income taxes         (5,948)   2,879   (2,953)     419

Income tax expense(benefit)              (2,089)   1,065   (1,054)     143
                                        --------  ------- -------- --------
Net income(loss)                        $(3,859)  $1,814  $(1,899) $   276
                                        ========  ======= ======== ========
Net income(loss) per common and
 common equivalent shares               $  (.37)  $  .18  $  (.18) $   .03
                                        ========  ======= ======== ========
Average number of common and
 common equivalent shares outstanding    10,310   10,305   10,310   10,307
                                        ========  ======= ======== ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                  ORANGE-CO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                             (unaudited)
                           (in thousands)

                                              1998     1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)                            $(3,859) $ 1,814
 Adjustments to reconcile net income
  to net cash provided by (used for)
  operating activities:
 Depreciation and amortization                3,482    2,793
 Increase(decrease) in deferred
  income taxes                               (2,089)     280
 (Gain)loss on disposition of property,
  equipment and other                          (122)      18
Change in assets & liabilities:
 (Increase)decrease in receivables           (5,681)   6,093
 Decrease in advances on fruit purchases        214      544
 (Increase) in inventory                    (10,792) (15,720)
 (Increase)decrease in prepaid and other        353     (275)
 Increase(decrease) in accounts payable and
  accrued liabilities                         6,339   (7,228)
Other, net                                      192      115
                                            --------  -------
Total adjustments                            (8,104) (13,380)
                                            -------- --------
Net cash (used for) operating activities    (11,963) (11,566)
                                            -------- --------
CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of property & equipment      753        8
Decrease in note & mortgage receivables          23      166
Additions to property & equipment            (4,359)  (5,197)
(Increase)decrease in other assets               65     (451)
                                            -------- --------
Net cash (used for) investing activities     (3,518)  (5,474)
                                            -------- --------
CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of treasury stock                        3       38
Payment of cash dividends                         -   (1,031)
Proceeds from short-term debt                 5,000    1,008
Proceeds from long-term debt                 11,724   16,557
                                            -------- --------
Net cash provided by financing activities    16,727   16,572
                                            -------- --------
NET INCREASE(DECREASE) IN CASH AND CASH
  EQUIVALENTS                                 1,246     (468)
                                            -------- --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                      1,009    1,508
                                            -------- --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  $ 2,255  $ 1,040
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

     In the opinion of the management of the Company, the accompanying financial statements reflect adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, which are necessary to present fairly the financial position, results of operations and cash flows for the periods presented:

       .    Unaudited Consolidated Balance Sheet at March 31, 1998

       .    Audited Consolidated Balance Sheet at September 30, 1997

       . Unaudited Consolidated Statements of Operations for the six and three month periods ended March 31, 1998 and 1997

       . Unaudited Consolidated Statements of Cash Flows for the six month periods ended March 31, 1998 and 1997

2.   NOTES PAYABLE AND LONG-TERM DEBT

     As of March 31, 1998, the Company had access to a $45 million working capital credit facility payable in April 2000. Accordingly, the balance at March 31, 1998 was classified as long-term debt.
This facility is collateralized by substantially all of the Company's current assets. The outstanding balance at March 31, 1998 was approximately $41,938,000. The interest rate on the facility is variable based upon the financial institution's cost of funds plus a margin. Approximately $2,462,000 was additionally available to be borrowed under this facility.

     Additionally, as of March 31, 1998 the Company had a $10,000,000 short-term capital revolving credit facility. As of March 31, 1998 the outstanding balance on this facility was $5,000,000. The interest rate on this facility is variable based upon the financial institution's cost of funds plus a margin.

     At March 31, 1998, the Company's outstanding long-term debt (including the $41,938,000 balance on the working capital line of credit facility) was approximately $65,765,000, of which $6,858,000 matures in the next twelve months and the remainder matures at various times over the subsequent ten years.

     Interest paid, net of amounts capitalized, was approximately $1,623,000 and $1,177,000 for the six months ended March 31, 1998 and 1997, respectively. Interest capitalized was approximately $249,000 and $425,000 for the six months ended March 31, 1998 and 1997, respectively.

     Certain mortgage agreements contain loan covenants. At March 31, 1998, the Company was out of compliance with loan covenants related to debt service coverage and debt to equity ratios. (See Management's Discussion and Analysis - Liquidity and Capital Resources.)

3. INVENTORIES

The major components of inventory are summarized as follows (in thousands):

                           March 31,  September 30,
                             1998         1997
Finished goods              $47,032     $32,095
Fruit-on-tree inventory       8,215      10,514
Other                         2,634       4,480
                            -------     -------
Total                       $57,881     $47,089
                            =======     =======

   As of March 31, 1998, the Company held futures contracts as hedge positions for frozen concentrated orange juice ("FCOJ"). The net futures positions totaled approximately $25,016,000 with unrealized losses of approximately $1,078,000. Exposure to off-balance sheet risk related to these positions results from market fluctuations of FCOJ futures prices relative to the Company's open positions. As of March 31, 1998 deposits with brokers totaled $827,000.

4. OTHER

   The Company operates in one industry segment, "Citrus".
Substantially all sales are to entities that market citrus and citrus-related products.

   During the six and three month periods ended March 31, 1998, the Company had two customers who individually accounted for approximately 19.5% and 13.3%, and 17.0% and 13.7% of total sales for the respective periods. During the six and three month periods ended March 31, 1997, the Company had two customers who individually accounted for approximately 18.9% and 14.7% and 17.9% and 13.6% of total sales for the respective periods.

5. INCOME TAXES

   The provision for income taxes is calculated using the asset and liability method prescribed by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS No. 109"). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates or a deferred tax asset valuation reserve is recognized in income in the period that includes the enactment or revaluation date.

   Income tax expense(benefit) attributable to income for the six and three month periods ended March 31, 1998 and 1997 consists of the following (in thousands):

                                          Six Months           Three Months
                                        Ended March 31,      Ended March 31,
                                         1998      1997          1998    1997
Current:
    Federal income tax(benefit)         $   -     $  658       $   -    $(165)
    State income tax(benefit)               -        127           -       30
                                        ------- ---------     -------  -------
    Total                               $   -     $  785      $   -    $ (135)
                                        ------- ---------     -------  -------
Deferred:
    Federal income tax(benefit)         $(1,887)  $  294       $ (953)  $ 293
    State income tax(benefit)              (202)     (14)        (101)    (15)
                                        --------  -------      -------  ------
    Total                               $(2,089)  $  280      $(1,054)  $ 278
                                        --------  -------     --------  ------
Total provision for income
 tax(benefit)                           $(2,089)  $1,065      $(1,054)  $ 143
                                        ========  =======     ========  ======

   Following is a reconciliation of the expected income tax expense(benefit) computed at the U.S. Federal statutory rate of 34% and the actual income tax(benefit) provisions for the six and three month periods ended March 31, 1998 and 1997 (in thousands):

                                         Six Months        Three Months
                                       Ended March 31,   Ended March 31,
                                        1998      1997    1998       1997
Expected income tax(benefit)           $(2,022)  $  979    $(1,004)   $  143
Increase(decrease) resulting from:
     Permanent items and other              45       12        (15)      (41)
     State income tax and other,
       net of federal tax benefit         (112)      74        (35)       41
                                       --------  -------   --------   -------
     Total provision for income
      tax(benefit)                     $(2,089)  $1,065    $(1,054)   $  143
                                       ========  =======   ========   =======

6. CHANGES IN STOCKHOLDERS' EQUITY

   The following table reflects the changes in Stockholders' Equity since September 30, 1997 as a result of net income, dividends paid, and treasury stock transactions (in thousands):


                                            Treasury
                  September 30,               Stock      March 31,
                      1997     Net Income    Issued        1998
Common stock       $  5,175     $  -         $ -        $  5,175
Capital in excess
 of par value        71,417        -           -          71,417
Retained earnings    32,887      (3,859)      (2)         29,026
Treasury stock         (379)       -           5            (374)
                   ---------    --------     ----       ---------
Total stockholders'
 equity            $109,100     $(3,859)     $ 3        $105,244
                   =========    ========     ====       =========



7.   APPLICATION OF ACCOUNTING STANDARDS

   Effective for interim and annual financial statements for fiscal periods ending after December 15, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). SFAS 128 requires the calculation of the Basic Earnings per Share and the Diluted Earnings per Share. The Company adopted SFAS 128 for its first quarter of fiscal 1998 ended December 31, 1997, the effect of which was immaterial.

   Additionally, the Company adopted SFAS 129 "Disclosure of
Information about Capital Structure". The effect of adopting SFAS 129 was immaterial.

                  ORANGE-CO, INC. AND SUBSIDIARIES
                           PART I - ITEM 2
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Fiscal 1998 versus Fiscal 1997

   The following is management's discussion and analysis of significant factors which have affected the Company's operations during the periods included. It compares the Company's operations for the six and three month periods ended March 31, 1998 to operations for the six and three month periods ended March 31, 1997.

   The following table reflects changes in sales, cost of sales and gross profit by division and other changes in the Statements of Operations through net income between the respective periods.


    Six Months (YTD) and Three Months (QTR) Ended March 31, 1998
                               Versus
    Six Months (YTD) and Three Months (QTR) Ended March 31, 1997
                        Increases/(Decreases)
                           (in thousands)

                                             Cost of         Net Change to
                                Sales         Sales              Income
                             YTD    QTR     YTD    QTR       YTD        QTR

Beverage Division           $  7  $2,706  $8,843  $6,023   $(8,836)  $(3,317)
Grove Management Division    (69)    (53)     81    (131)     (150)       78
                            ----- ------- ------  -------  --------  --------
Total                       $(62) $2,653  $8,924  $5,892    (8,986)   (3,239)
                            ===== ======= ======  =======
Other costs and expenses net:
 Selling, general and administrative                           628       250
 Gain on disposition of property and equipment                 140         4
 Other                                                        (208)     (177)
Interest                                                      (401)     (210)
                                                           --------  --------
Income before income taxes                                  (8,827)   (3,372)
Income tax expense                                           3,154     1,197
                                                           --------  --------
Net income                                                 $(5,673)  $(2,175)
                                                           ========  ========


SALES

   Sales for the six and three month periods ended March 31, 1998 decreased approximately $62,000 or 0.1% and increased approximately $2,653,000 or 9.1%, respectively compared to the same periods in the prior year. The Beverage Division accounted for the principal increases for the six and three month periods with increased sales of approximately $7,000 and $2,706,000 respectively. Grove Management Division sales decreased by approximately $69,000 and $53,000 for the current six and three month periods compared to the same periods in the prior year.

BEVERAGE DIVISION     The Beverage Division sales increased
approximately $7,000 and $2,706,000 or 9.8% in the current six and three month respective periods compared to the same periods in the prior year. Of these increases, revenues from the sale of the Company's bulk citrus juice products increased approximately $2,193,000 and $3,828,000 during the current six month and three month period as a result of offsetting increases and decreases. As part of the increase during the current six and three month period, revenues from the volume of bulk citrus juice products sold increased approximately $12,215,000 and $6,365,000 respectively. These increases in sales volumes were due primarily to an improving sales program for bulk citrus juice products. Partially offsetting these increases in volume during the current periods were decreased prices for bulk citrus juice products of approximately $10,022,000 and $2,537,000 compared to the same periods in the prior year.

   As the Company entered the 1997-98 season, the United States Department of Agriculture ("USDA") announced in October 1997 a significantly increased crop estimate of approximately 254,000,000 boxes of round oranges. This estimate, revised to 248,000,000 boxes in April 1998, if true, represents a significant increase from the 1996-97 crop of 226,200,000 boxes of round oranges and the 1995-96 crop of 203,300,000 boxes. The anticipation of a second consecutive significant increase in the crop has had a deflating effect on prices throughout the first two quarters of fiscal 1998.

   Sales of the Company's packaged citrus juice products sold decreased approximately $1,007,000 and $532,000 during the current six and three month periods compared to the same periods in the prior year. Contributing to these decreases were reductions in the prices of packaged citrus juice products sold during the current six and three month periods of approximately $1,051,000 and $610,000 respectively. However, partially offsetting these decreases were increases in volumes which resulted in increased revenues of approximately $44,000 and $78,000 during the current six and three month periods.

   The Company's non-orange packaged juices and drink base product sales increased approximately $227,000 and $111,000 during the current six and three month periods compared to the same periods in the prior year. Increases in the volume of sales of these products accounted for increases of approximately $342,000 and $168,000 during the current six and three month periods. Price decreases resulted in decreased revenues of approximately $115,000 and $57,000 on these products during the current six and three month periods.

   Revenues from the sale of the Company's citrus by-products, including feed, pulp cells, and citrus oils, decreased approximately $309,000 and $37,000 during the current six and three month periods compared to the same periods in the prior year. Revenues from by-products decreased approximately $1,395,000 and $920,000 during the current six and three month periods as a result of lower prices for by-products sold compared to the same periods in the prior year. Partially offsetting these decreases were increases in the volumes of by-products produced and sold of approximately $1,086,000 and $883,000 during the current six and three month periods. The combination of decreased prices and increased volumes for by-products during the current periods is primarily a result of the previously mentioned larger crops for the past two seasons.

   Storage, handling, processing citrus for customers under contract, and other revenues decreased approximately $1,097,000 and $664,000 during the current six and three month periods compared to the same periods in the prior year. These decreases were due primarily to decreases in the volumes of these services performed during the current six and three month periods compared to the same periods in the prior year.

GROVE MANAGEMENT DIVISION    Grove Management Division sales decreased
approximately $69,000 or 2.3% and $53,000 or 3.3% for the current six and three month periods compared to the same periods in the prior year. The principal decreases in revenues of approximately $177,000 and $126,000 during the current six and three month periods resulted from a reduction in fruit sold to third party packers and processors. However, partially offsetting these decreases were increases during the current six and three month periods in revenues of approximately $108,000 and $73,000 as a result of increases in the volume of harvesting services performed.

GROSS PROFIT

   Gross profit for the current six and three month periods ended March 31, 1998 decreased approximately $8,986,000 or 120% and approximately $3,239,000 or 118% compared to the same periods in the prior year. The principal decreases of approximately $8,836,000 and $3,317,000 during the current six and three month periods occurred in the Beverage Division. Gross profit for the Grove Management Division decreased during the current six month period by approximately $150,000 and increased approximately $78,000 during the current three month period compared to the same periods in the prior year.

BEVERAGE DIVISION Gross profit of the Beverage Division decreased approximately $8,836,000 and $3,317,000 during the current six and three month respective periods compared to the same periods in the prior year. Contributing to the decrease in gross profit were decreases during the current six and three month respective periods of approximately $5,571,000 and $1,313,000 from the sale of bulk citrus juice products. Of the decreases during the current six month and three month respective periods, approximately $10,022,000 and $2,536,000 resulted from the previously mentioned decreased prices for bulk citrus juice products. Partially offsetting these decreases were increases in gross profit of approximately $3,714,000 and $1,223,000 during the current six and three month periods principally due to lower cost of raw fruit and concentrate used in the production of bulk citrus juice products sold compared to the same periods in the prior year. Additionally, during the current six month period gross profit increased approximately $737,000 primarily due to an increase in the volume of these products sold during the current period.

   The Company utilizes the FCOJ futures market to hedge fruit inventory, anticipated requirements and sales commitments of FCOJ. The effects of this hedging activity, if any, flow through the Consolidated Statements of Operations as the associated products are sold. As of March 31, 1998 the Company held contracts for FCOJ futures with unrealized losses of approximately $1,078,000 which would have been realized if said positions had been prematurely liquidated on that date. These unrealized losses are based upon the closing market prices of equivalent futures obligations and do not necessarily represent prices at which the Company expects to sell the FCOJ.

   Gross profit on sales of packaged citrus juice products decreased approximately $1,298,000 and $840,000 during the current six and three month respective periods compared to the same periods in the prior year. Lower prices during the current six and three month periods accounted for decreases in gross profit of approximately $1,051,000 and $610,000 respectively. Additionally, gross profit decreased approximately $247,000 and $230,000 during the current six and three month periods as a result of higher cost of production of packaged citrus juices sold.

   Gross profit from the sale of the Company's non-orange packaged juices and drink base products decreased approximately $800,000 and $473,000 during the current six and three month periods compared to the same periods in the prior year. Of these decreases higher production costs, primarily ingredients, resulted in decreases in gross profit of approximately $551,000 and $334,000 during the current periods. Decreases in the volume of sales of these products resulted in decreases in gross profit of approximately $134,000 and $81,000. Additionally, decreases during the current six and three month periods of $115,000 and $58,000 resulted from decreased prices.

   Gross profit from citrus by-products, including feed, pulp cells, and citrus oils, decreased approximately $1,311,000 and $500,000 during the current six and three month respective periods compared to the same periods in the prior year. Of these decreases approximately $1,395,000 and $920,000 resulted from the previously mentioned lower prices for by-products sold compared to the same period in the prior year. Partially offsetting these decreases were increases of approximately $507,000 and $119,000 as a result of higher volumes of sales of these products. Additionally, higher costs of production during the current six month period resulted in a decrease in gross profit of approximately $423,000. However, during the current three month period gross profit increased approximately $301,000 as a result of lower production costs compared to the prior year.

     Gross profit from storage, handling, and other activities increased by approximately $144,000 during the current six month period and decreased approximately $191,000 during the current three month period principally due to fluctuations in the volume of these services provided compared to the same periods in the prior year.

GROVE MANAGEMENT DIVISION     Grove Management Division gross profit
decreased approximately $150,000 or 24.6% during the current six month period and increased approximately $78,000 or 38.5% during the current three month period compared to the same periods in the prior year. The primary decrease of approximately $295,000 in gross profit during the current six month period resulted from a reduction in fruit sold to third party packers and processors. However, partially offsetting this decrease in the current six month period was an increase of approximately $145,000 resulting from an increase in the volume of harvesting services performed. During the current three month period gross profit increased approximately $224,000 as a result of an increase in the volume of harvesting and grove management services performed. Partially offsetting this increase was a decrease in gross profit of approximately $146,000 during the current three month period resulting from a decrease in the volume of fruit sold to third party packers and processors.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses decreased approximately $628,000 or 18.9% and $250,000 or 15.4% for the current six and three month periods compared to the same periods in the prior year. Of these decreases, approximately $288,000 and $149,000 resulted from a decrease in salary and benefit costs in the current respective periods. Additionally, approximately $340,000 and $101,000 were a result of decreases in other costs.

GAIN/(LOSS) ON DISPOSITION OF PROPERTY AND EQUIPMENT

   The increased gain on the disposition of property and equipment of approximately $140,000 for the six month period ending March 31, 1998 compared to the same periods in the prior year was principally due to the gain from insurance proceeds on damage to the product storage warehouse previously reported. There was no comparable event in the same period in the prior year. The decreased loss on the disposition of property and equipment of approximately $4,000 for the three month period ending March 31, 1998 compared to the same period of the prior year resulted from differences in losses on the sales of commercial properties not utilized in citrus production or processing.

OTHER EXPENSE

   Other expense increased approximately $208,000 and $177,000 for the current six and three month periods respectively as compared to the same periods in the prior year. The principal component for both periods was an increase of approximately $189,000 in the provision for uncollectible notes receivable.

INTEREST EXPENSE

   Interest expense increased approximately $401,000 or 33.7% and $210,000 or 32.4% during the current six and three month periods compared to the same periods in the prior year. Of these increases, increases in the average outstanding debt resulted in increases of interest expense of approximately $164,000 and $43,000 for the current six and three month periods respectively. Increases in the average interest rate resulted in increases in interest expense of $14,000 and $125,000 during the current respective six and three month periods. Also, decreases in capitalized interest resulted in increased interest expense of approximately $176,000 and $60,000 during the current respective six and three month periods, compared to the prior year. Other interest charges resulted in an increase of approximately $47,000 during the current six month period and a decrease of approximately $18,000 during the current three month period compared to the same periods in the prior year.


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

   The Company's ability to generate cash adequate to meet its needs, including the financing of its inventories and trade receivables, has been supported primarily by cash flow from operations and periodic borrowings under its primary $45 million credit facility. This facility is principally secured by substantially all of the Company's current assets. The outstanding balance at March 31, 1998 was approximately $41,938,000. The interest rate is variable based upon the financial institution's cost of funds plus a margin. The terms of the agreement call for repayment of the principal amount in April 2000; accordingly, it is classified as long-term debt. The Company anticipates that the working capital facility will be adequately serviced with cash proceeds from operations.

   Additionally, as of March 31, 1998 the Company had a $10 million short-term capital revolving credit facility. As of March 31, 1998 the outstanding balance on this facility was $5,000,000. The interest rate on this facility is variable based upon the financial institution's cost of funds plus a margin.

   Current assets increased approximately $18,517,000 as of March 31, 1998 compared to September 30, 1997. The principal component of this was an increase in inventories of approximately $10,792,000 in the first six months of the current year due to the seasonal accumulation of inventories. The Company's accounts receivable balance increased approximately $5,681,000 during the six months ending March 31, 1998. Additionally, there was an increase in cash and cash equivalents of approximately $1,246,000. Advances on fruit purchases decreased approximately $214,000 as the Company began processing the purchased fruit and collected these advances.

   Current liabilities increased approximately $10,921,000 during the first six months of fiscal 1998 compared to September 30, 1997. This increase was due principally to increases in accounts payable and accrued liabilities of approximately $6,339,000 as the Company is processing the current season's fruit crop. Also, the short-term working capital note payable increased approximately $5,000,000 to meet current requirements. Offsetting these increases was a decrease of $418,000 in the current portion of long-term debt.

   At March 31, 1998 the Company's outstanding long-term debt was approximately $58,907,000 including the working capital facility of approximately $41,938,000. In addition, current installments of long-term debt were approximately $6,858,000 with the remaining amounts due on various dates over the subsequent ten years. The Company anticipates that amounts due over the next twelve months will be paid out of working capital or be refinanced through extending current mortgages. At March 31, 1998 the Company was out of compliance with loan covenants related to debt service coverage and debt to equity ratios as a result of recent losses and high seasonal working capital requirements. The lenders have waived these requirements for the current periods without penalty. Management believes its relationships with its lenders are good.

   During the first six months of the current fiscal year, capital expenditures of approximately $651,000 were made for the installation of new irrigation systems on 2,025 acres of Company-owned groves. Also, cost of caring for newly planted citrus trees in the amount of approximately $756,000 were capitalized and expenditures of approximately $90,000 were made for grove operations equipment. Additionally, expenditures of approximately $2,862,000 were made during the same period primarily for the purpose of improving the efficiency of the Bartow processing facility. The Company anticipates that these improvements will be financed principally by working capital or by securing additional funds under existing mortgages.

   During the past three fiscal years, the Company has been making capital expenditures to improve and update the computer systems to enhance the efficiency of its production, processing, marketing, sales and management systems. As a result, it has concurrently addressed the "Year 2000" issue related to its older computer systems. Management believes that the new systems will be completed in fiscal 1998 and that the Company's systems will then be in compliance with "Year 2000" issues.

     The Company has not determined what impact the "Year 2000" problem may have on its customers, vendors, creditors or others with whom the Company conducts business, and therefore, has not ascertained what effect, if any, their level of compliance may have on the Company.

OTHER SIGNIFICANT EVENTS

   In October 1997 the United States Department of Agriculture ("USDA") announced a Florida crop estimate of approximately 254,000,000 boxes of round oranges for the 1997-98 season. This estimate was most recently revised in April 1998 to approximately 248,000,000 boxes. This estimate, if true, will provide the largest Florida Crop in history.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At the Annual Meeting of Stockholders on February 19, 1998, the stockholders of the Company elected directors. The results of these votes were as follows:

                                       AUTHORITY
 DIRECTOR NOMINEES          FOR         WITHHELD
John R. Alexander        9,434,546       31,547
Richard A. Coonrod       9,434,456       31,637
Paul E. Coury, MD        9,433,563       32,530
Ben Hill Griffin, III    9,434,804       31,289
George W. Harris, Jr.    9,434,556       31,537
Dr. W. Bernard Lester    9,434,556       31,537
Gene Mooney              9,434,556       31,537
C. B. Myers, Jr.         9,433,579       32,514
Thomas H. Taylor         9,434,520       31,573


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


   Exhibit    EXHIBIT                                           Page
     No.                                                         No.

   10.29      Revewal Term Note between Orange-co, Inc.          17
              and Farm Credit of Southwest Florida, A.C.A.
              dated April 1, 1998.

   27         Financial Data Schedule (Electronic Filing Only)

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ORANGE-CO, INC.
                                  (Registrant)

   Date: May 15, 1998          By: /s/Gene Mooney
                                  Gene Mooney
                                  President and
                                  Chief Operating Officer


   Date: May 15, 1998          By: /s/Dale A. Bruwelheide
                                  Dale A. Bruwelheide
                                  Vice President,
                                  Chief Financial Officer, and
                                  Principal Accounting Officer


                                  -16-

