Form 10-Q
period 1998-06-30
ORANGE CO INC /FL/
filed 1998-08-14
CIK 4507

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549


                              FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934                             (NO FEE REQUIRED)

For the Quarter Ended June 30, 1998

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

                             Yes  XX  No

Number of shares outstanding of common stock, $.50 par value, as of August 14, 1998: 10,309,975 shares

                  ORANGE-CO, INC. AND SUBSIDIARIES
                              FORM 10-Q
                          TABLE OF CONTENTS
                                                                    PAGE NO.

PART I.  FINANCIAL INFORMATION

       ITEM 1.  FINANCIAL STATEMENTS


       Consolidated Balance Sheets                                      3
        June 30, 1998 (unaudited) and September 30, 1997 (audited)

       Consolidated Statements of Operations (unaudited)                4
        Nine and Three Months ended June 30, 1998 and 1997

       Consolidated Statements of Cash Flows (unaudited)                5
        Nine Months ended June 30, 1998 and 1997

       Notes to Consolidated Financial Statements (unaudited)         6-9

       ITEM 2.

       Management's Discussion and Analysis of Results of
       Operations and Financial Condition                           10-15

PART II. OTHER INFORMATION

       ITEM 6

       Exhibits and Reports on Form 8-K                               16

SIGNATURES                                                            17


                   PART I.  FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS

                  ORANGE-CO, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                           (in thousands)

                                           June 30,    September 30,
                                            1998           1997
ASSETS                                   (unaudited)     (audited)
Current assets:
Cash and short-term investments           $     432   $   1,009
Receivables                                  13,052       8,441
Advances on fruit purchases                      11         451
Inventories                                  55,696      47,089
Deferred income tax                           2,882       2,398
Prepaid and other                               193         683
                                          ----------  ----------
     Total current assets                    72,266      60,071
                                          ----------  ----------
Property and equipment, net                 123,946     123,271
                                          ---------   ----------
Other assets:
Excess of cost over net assets of
 acquired companies                          10,742      11,024
Notes receivable                              1,458       1,458
Other                                         6,121       5,305
                                          ----------  ----------
     Total other assets                      18,321      17,787
                                          ----------  ----------
     Total assets                         $ 214,533   $ 201,129
                                          ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current installments on long-term debt    $   3,413   $   7,276
Accounts payable                              5,455       4,113
Accrued liabilities                          11,065       9,154
                                          ----------  ----------
     Total current liabilities               19,933      20,543
Deferred income taxes                        23,005      23,676
Other liabilities                             1,390       1,046
Long-term debt                               63,305      46,764
                                          ----------  ----------
     Total liabilities                      107,633      92,029
                                          ----------  ----------
Stockholders' equity:
Preferred   stock,   $.10  par   value,
 10,000,000 shares authorized; none issued        -           -
Common  stock, $.50 par value, 30,000,000
 shares authorized; 10,349,399 issued         5,175       5,175
Capital in excess of par value               71,417      71,417
Retained earnings                            30,682      32,887
                                          ----------  ----------
                                            107,274     109,479
Less:
Treasury stock, at cost: 39,424 shares
at June 30, 1998 and 39,924 shares at
September 30, 1997                             (374)       (379)
                                          ----------  ----------
     Total stockholders' equity             106,900     109,100
                                          ----------  ----------
     Total liabilities and
      stockholders' equity                $ 214,533   $ 201,129
                                          ==========  ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                  ORANGE-CO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                             (unaudited)
              (in thousands except for per share data)


                                     Nine Months       Three Months
                                    1998     1997     1998      1997
Sales                             $88,934   $83,938  $31,418   $26,360
Cost of sales                      85,598    75,479   26,557    25,362
                                  --------  -------  --------  --------
     Gross profit                   3,336     8,459    4,861       998
Other costs and expenses, net:
 Selling, general and
  administrative                   (4,162)   (4,247)  (1,471)     (928)
 Gain(loss) on disposition of
  property and equipment              122       (18)       -         -
 Other                               (264)       (9)       -        47
Interest                           (2,389)   (2,006)    (799)     (817)
                                  --------  -------- --------  --------
Income(loss) before income taxes   (3,357)    2,179    2,591      (700)
Income tax expense (benefit)       (1,154)      819      935      (245)
                                  --------  -------- --------  --------
Net income(loss)                  $(2,203)  $ 1,360  $ 1,656   $  (455)
                                  ========  ======== ========  ========
Net income (loss) per common and
 common equivalent shares:        $  (.21)  $   .13  $   .16   $  (.04)
                                  ========  ======== ========  ========
Average number of common and
 common equivalent shares
 outstanding                       10,310    10,306   10,310    10,309
                                  ========  ======== ========  ========



THE ACCOMPANYING  NOTES ARE AN INTEGRAL PART OF THE  FINANCIAL STATEMENTS.


                  ORANGE-CO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                             (unaudited)
                           (in thousands)

                                                        1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)income                                      $ (2,203)     $ 1,360
                                                      ---------     --------
 Adjustments to reconcile net income to net
  cash provided by (used for) operating activities:
 Depreciation and amortization                           5,229        4,288
 Increase(decrease) in deferred income taxes            (1,155)         327
 (Gain)loss on disposition of property
  and equipment and other                                 (122)          18
Change in assets & liabilities:
 (Increase)decrease in receivables                      (4,611)       5,283
 Decrease in advances on fruit purchases                   440          717
 (Increase) in inventory                                (8,607)     (16,355)
 (Increase)decrease in prepaid and other                   490         (174)
 Increase(decrease) in accounts payable and
  accrued liabilities                                    2,731       (4,470)
 Increase(decrease) in income taxes payable                523       (1,468)
Other, net                                                  33           63
                                                      ---------   ----------
Total adjustments                                       (5,049)     (11,771)
                                                      ---------   ----------
Net cash (used for) operating activities                (7,252)     (10,411)
                                                      ---------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of property & equipment                 859            8
Decrease in note & mortgage receivables                      -          692
Additions to property & equipment                       (6,263)      (6,460)
(Increase) in other assets                                (602)        (655)
                                                      ---------   ----------
Net cash (used for) investing activities                (6,006)      (6,415)
                                                      ---------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of treasury stock                                   3           38
Cash dividends paid                                          -       (1,031)
Proceeds from short-term debt                                -        3,000
Proceeds from long-term debt                            12,678       14,587
                                                      ---------   ----------
Net cash provided by financing activities               12,681       16,594
                                                      ---------   ----------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS               (577)        (232)
                                                      ---------   ----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         1,009        1,508
                                                      ---------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $    432    $   1,276
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

       In the opinion of the management of the Company, the accompanying financial statements reflect adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, which are necessary to present fairly the financial position, results of operations and cash flows for the periods presented:

       -    Unaudited Consolidated Balance Sheet at June 30, 1998

       -    Audited Consolidated Balance Sheet at September 30, 1997

       - Unaudited Consolidated Statements of Operations for the nine and three month periods ended June 30, 1998 and 1997

       - Unaudited Consolidated Statements of Cash Flows for the nine month periods ended June 30, 1998 and 1997

2.   NOTES PAYABLE AND LONG-TERM DEBT

      As of June 30, 1998, the Company had a $45 million working capital line of credit payable in April 2000. Accordingly, the balance at June 30, 1998 was classified as long-term. This facility is collateralized by most of the Company's current assets. The outstanding balance at June 30, 1998 was approximately $34,603,000 leaving approximately $7,997,000 additional funds available under a borrowing base calculation. The interest rate is variable based upon the financial institution's cost of funds plus a margin.

     Additionally, as of June 30, 1998 the Company had a $10,000,000 short-term capital revolving credit facility. As of June 30, 1998 there was no outstanding balance on this facility. The interest rate on this facility is also variable based upon the financial institution's cost of funds plus a margin.

      As of June 30, 1998, the Company's outstanding long-term debt (including the $34,603,000 balance on the working capital line of credit) was approximately $66,718,000 of which $3,413,000 matures in the next twelve months and the remainder matures at various times over the subsequent ten years.

      During the third quarter of fiscal 1998 the Company increased its mortgages by approximately $12,500,000. These funds were utilized to pay down the long-term working capital line of credit and the short-term capital revolving credit facility.

      Interest paid, net of amounts capitalized, was approximately $2,412,000 and $1,994,000 for the nine months ended June 30, 1998 and 1997, respectively. Interest capitalized was approximately $401,000 and $569,000 for the nine months ended June 30, 1998 and 1997, respectively.

      Certain mortgage agreements contain loan covenants.   At  June
30,  1998  the  Company was out of compliance  with  loan  covenants
related  to  debt service coverage and debt to equity ratios.   (See
Management's  Discussion  and  Analysis  -  Liquidity  and   Capital
Resources.)  Waivers were obtained from these financial institutions.

3. INVENTORIES


The major components of inventory are summarized as follows (in thousands):

                      June 30,   September 30,
                        1998        1997

Finished goods        $44,953   $32,095
Fruit-on-tree           8,164    10,514
Other                   2,579     4,480
                      -------   -------
Total                 $55,696   $47,089
                      =======   =======


    As of June 30, 1998 the Company held contracts for frozen concentrated orange juice ("FCOJ") futures positions and net options totaling approximately $14,023,000 and $53,000 respectively, with
unrealized   losses  on  futures  of  approximately   $401,000   and
unrealized gains on options of approximately $9,000. Exposure to off-balance sheet risk related to these positions results from market fluctuations of FCOJ future prices relative to the Company's open
positions.   Cash deposit requirements with brokers as of  June  30,
1998 totaled approximately $401,000 and will vary with market price fluctuations.

4. OTHER

     The   Company  operates  in  one  industry  segment,  "Citrus".
Substantially all sales are to entities that market citrus beverages and related products.

    During the nine and three month periods ended June 30, 1998, the Company had two customers who individually accounted for approximately 19.7% and 14.5%, and 20.1% and 16.7% of total sales for the respective periods. During the nine and three month periods ended June 30, 1997, the Company had two customers who individually accounted for approximately 20.5% and 14.0%, and 23.8% and 12.5% of total sales for the respective periods.

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


   Income tax expense (benefit) for the nine and three month periods ended June 30, 1998 and 1997 consists of the following (in thousands):

                                      Nine Months      Three Months
                                     Ended June 30,   Ended June 30,
                                     1998     1997    1998     1997
Current:
     Federal income tax(benefit)     $     -    $  365  $    -   $ (293)
     State income tax                      -       128       -        1
                                     --------   ------- -------  -------
     Total                           $     -    $  493  $    -   $ (292)
                                     --------   ------- ------- --------
Deferred:
     Federal income tax(benefit)     $(1,043)   $  365  $  845  $    71
     State income tax(benefit)          (111)      (39)     90      (24)
                                     --------   ------- ------- --------
     Total                           $(1,154)   $  326  $  935  $    47
                                     --------   ------- ------- --------
Income tax expense(benefit)          $(1,154)   $  819  $  935  $  (245)
                                     ========   ======= ======= ========



    Following is a reconciliation of the expected income tax expense
(benefit) computed at the U.S. Federal statutory rate of 34% and the actual income tax expense (benefit) for the nine and three month periods ended June 30, 1998 and 1997 (in thousands):

                                         Nine Months        Three Months
                                        Ended June 30,     Ended June 30,
                                        1998       1997      1998     1997
Expected income tax(benefit)           $(1,141)    $741       $881    $(238)
Increase(decrease)resulting from:
  Permanent items and other                 44       17         (1)      11
  State income taxes, and other,
   net of federal tax benefit              (57)      61         55      (18)
                                       --------    -----      -----   ------
Total provision for income
 tax (benefit)                         $(1,154)    $819       $935    $(245)
                                       ========    =====      =====   ======


6. CHANGES IN STOCKHOLDERS' EQUITY


    The following table reflects the changes in Stockholders' Equity since September 30, 1997 as a result of net income(loss), dividends paid, and treasury stock transactions (in thousands):


                                               Treasury
                      September 30,    Net      Stock      June 30,
                          1997        (Loss)    Issued       1998
Common stock         $  5,175     $     -      $   -      $  5,175
Capital in excess
 of par value          71,417           -          -        71,417
Retained earnings      32,887      (2,203)        (2)       30,682
Treasury stock           (379)          -          5          (374)
                     ---------    --------     ------     ---------
Total stockholders'
 equity              $109,100     $(2,203)     $   3      $106,900
                     =========    ========     ======    =========


7.  APPLICATION OF ACCOUNTING STANDARDS

    Effective for interim and annual financial statements for fiscal periods ending after December 15, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS 128). SFAS 128 requires the calculation of the Basic Earnings per Share and the Diluted Earnings per Share. The Company adopted SFAS 128 at the beginning of fiscal 1998 ended December 31, 1997, the effect of which was immaterial.

    Additionally, the Company adopted SFAS 129 "Disclosure of Information about Capital Structure". The effect of adopting SFAS 129 was immaterial.

                  ORANGE-CO, INC. AND SUBSIDIARIES
                           PART I - ITEM 2
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations


Fiscal 1998 versus Fiscal 1997


   The following is management's discussion and analysis of significant factors that have affected the Company's operations during the periods included. It compares the Company's operations for the nine and three-month periods ended June 30, 1998 to operations for the nine and three month periods ended June 30, 1997.

   The following table reflects changes in sales, cost of sales and gross profit by division and other changes in the Statements of Operations through net income (loss) between the respective periods.



    Nine Months (YTD) and Three Months (QTR) Ended June 30, 1998
   vs Nine Months (YTD) and Three Months (QTR) Ended June 30, 1997
                        Increases/(Decreases)
                           (in thousands)

                                Sales        Cost of Sales      Net Change
                             YTD     QTR      YTD      QTR      YTD      QTR
Beverage Division          $ 5,229  $ 5,221  $10,343  $ 1,500  $(5,114) $ 3,721
Grove Management Division     (233)    (163)    (224)    (305)      (9)     142
                           -------- -------- -------- --------  -------- -------
Total                      $ 4,996  $ 5,058  $10,119  $ 1,195    (5,123)  3,863
                           ======== ======== ======== ========

Other costs and expenses net:
 Selling, general and administrative                                 85    (543)
 Gain on disposition of property and equipment                      140       -
 Other income and expense                                          (255)    (47)
Interest                                                           (383)     18
                                                                -------- -------
Income(loss) before income taxes                                 (5,536)  3,291
Provision for income taxes                                        1,973  (1,180)
                                                                -------- -------
Net income(loss)                                                $(3,563) $2,111
                                                                ======== =======

                                SALES

   Sales for the nine and three month periods ended June 30, 1998 increased approximately $4,996,000 or 6.0% and approximately $5,058,000 or 19.2%, respectively compared to the same periods in the prior year. The Beverage Division accounted for the principal increases for the nine and three month periods with increases in sales of approximately $5,229,000 and $5,221,000, respectively. Grove Management Division sales decreased by approximately $233,000 and $163,000 for the current nine and three month respective periods compared to the same periods in the prior year.

BEVERAGE DIVISION The Beverage Division sales increased approximately $5,229,000 or 6.6% and $5,221,000 or 20.9% in the
current nine and three month periods respectively compared to the same periods in the prior year as a result of offsetting increases and decreases.

   Revenues from the sale of the Company's bulk citrus juice products increased approximately $7,792,000 during the current nine-month period and approximately $5,599,000 during the current three-month period compared to the same periods in the prior year. As part of the increase during the current nine-month period, revenues from the volume of bulk citrus juice products sold increased approximately $15,003,000. However, this increase in volume during the current nine-month period was partially offset by decreased prices for bulk citrus juice products of approximately $7,211,000 compared to the same period in the prior year. During the current three-month period an increase in prices resulted in an increase in revenues of approximately $2,626,000 for bulk citrus juice products compared to the same period in the prior year. Additionally, the volume of bulk citrus juice products sold during the current three-month period increased revenues approximately $2,973,000 compared to the same period in the prior year.

   As the Company entered the 1997-98 season, the United States Department of Agriculture ("USDA") announced in October 1997 a significantly increased crop estimate of approximately 254,000,000 boxes of round oranges. The final crop was 244,000,000 boxes of round oranges, which provided the largest Florida crop in history. The expectation of this record crop resulted in sharply decreased prices of bulk FCOJ. The Florida citrus industry is highly cyclical subject to varying weather conditions and other natural phenomena sometimes creating wide swings in economic conditions and opportunities.

   Sales of the Company's packaged citrus juice products decreased approximately $1,728,000 and $721,000 during the current nine and three month respective periods compared to the same periods in the prior year. Contributing to these decreases in revenues were lower prices for the packaged citrus juice products sold during the current nine and three month periods of approximately $1,808,000 and $807,000 respectively. Partially offsetting these decreases were increases in volumes of approximately $80,000 and $86,000 during the current nine and three month respective periods.

   The Company's non-orange packaged juices and drink base product sales increased approximately $470,000 and $243,000 during the current nine and three month periods compared to the same periods in the prior year. Increases in the volume of sales of these products accounted for increases of approximately $417,000 and $53,000 during the current nine and three month periods. Additionally, increases in prices contributed approximately $53,000 and $190,000 to increased revenues during the current nine and three month respective periods compared to the same periods in the prior year.

   Revenues from the sale of the Company's citrus by-products, including feed, pulp cells, and citrus oils, decreased approximately $1,141,000 and $832,000 during the current nine and three month periods compared to the same periods in the prior year. Of these decreases, revenues from by-products decreased approximately $1,957,000 and $551,000 during the current nine and three month periods as a result of lower prices for by-products sold compared to the same periods in the prior year. Partially offsetting this decrease in revenues during the current nine-month period was an increase in revenues due to an increase in the volume of by-products sold of approximately $816,000. However, during the current three-month period revenues decreased by approximately $281,000 as a result of decreased volumes of by-products sold.

   Storage, handling, processing citrus for customers under contract, and other revenues decreased approximately $164,000 and increased approximately $932,000 during the current nine and three month periods respectively compared to the same periods in the prior year. The decrease in the current nine months was due primarily to decreases in the volume of these services performed compared to the same period in the prior year. However, during the current three-month period there was an increase in the volume of these services.

GROVE MANAGEMENT DIVISION Grove Management Division sales decreased approximately $233,000 or 5.4% and $163,000 or 12.3% for the current nine and three month periods compared to the same periods in the prior year. The principal decrease in revenues of approximately $142,000 during the current nine-month period resulted principally from a reduction in the price of fruit sold to third party packers and processors. However, during the current three-month period revenues for fruit sold to third party packers and processors increased by approximately $35,000 due to an increase in the volume of fruit sold. During the current nine and three month periods revenues decreased by approximately $30,000 and $136,000, respectively, as a result of a decrease in the volume of harvesting services performed. Additionally, revenues from grove management services provided also decreased by approximately $61,000 and $62,000 during the current nine and three month periods as a combined result of a decrease in the price and volume of these services provided.


                            GROSS PROFIT

   Gross profit for the current nine and three month periods ended June 30, 1998 decreased approximately $5,123,000 or 60.6% and increased approximately $3,863,000 or 386.9% compared to the same periods in the prior year. The principal decrease of approximately $5,114,000 during the current nine-month period and the principal increase of approximately $3,721,000 during the current three-month period occurred in the Beverage Division. Gross profit for the Grove Management Division decreased during the current nine-month period by approximately $9,000 and increased by approximately $142,000 during the current three-month period compared to the same periods in the prior year.

BEVERAGE DIVISION Gross profit of the Beverage Division decreased approximately $5,114,000 or 63.5% and increased approximately $3,721,000 or 365.0% during the current nine and three month respective periods compared to the same periods in the prior year. Sales of bulk citrus juice products contributed to the decrease in gross profit during the current nine-month period of approximately $3,434,000 and increased approximately $2,136,000 during the current three-month period compared to the same periods in the prior year.
Of the decreases in gross profit from the bulk citrus juice products during the current nine-month period, approximately $7,211,000 resulted from decreased prices for these products. However, during the current three-month period gross profit increased approximately $2,626,000 as a result of increased prices for bulk citrus juice products. Additionally, during the current nine and three month periods gross profit increased approximately $596,000 and $362,000 respectively as a result of increases in sales volumes of bulk citrus juice products sold during the current periods compared to the same periods in the prior year. Gross profit also increased approximately $3,181,000 during the current nine-month period due to lower cost of production principally as a result of lower costs of raw fruit and concentrate. However, during the current three-month period gross profit decreased approximately $852,000 as a result of higher costs of raw fruit and concentrate compared to the same period in the prior year.

   The Company utilizes the FCOJ futures market to hedge fruit inventory, anticipated requirements and sales commitments of FCOJ. The effects of this hedging activity, if any, flow through the Consolidated Statements of Operations as the associated products are sold. As of June 30, 1998 the Company held contracts for FCOJ futures with unrealized losses of approximately $401,000 which would have been realized if said positions had been prematurely liquidated on that date. These unrealized losses are based upon the closing market prices of equivalent futures obligations and do not necessarily represent prices at which the Company expects to sell the FCOJ.

   Gross profit on sales of packaged citrus juice products decreased approximately $1,900,000 and $602,000 during the current nine and three month respective periods compared to the same periods in the prior year. Lower prices during the current nine and three month periods accounted for decreases in gross profit of approximately $1,808,000 and $807,000 respectively. Additionally, during the current nine-month period gross profit decreased approximately $92,000 as a result of higher cost of production of packaged citrus juices sold. However, during the current three-month period gross profit increased approximately $205,000 as a result of lower costs of production of packaged citrus juices sold compared to the same period in the prior year.

   Gross profit from the sale of the Company's non-orange packaged juices and drink base products increased approximately $64,000 and $865,000 during the current nine and three month respective periods compared to the same periods in the prior year. Gross profit increased approximately $54,000 and $190,000 during the current nine and three month periods as a result of increased prices. Additionally, gross profit increased approximately $10,000 during the current nine-month period as a result of increases in sales volumes. During the current three-month period gross profit increased approximately $675,000 as a combined result of increases in sales volumes and lower costs of production.

   Gross profit from citrus by-products, including feed, pulp cells, and citrus oils, decreased approximately $703,000 during the current nine-month period and increased approximately $607,000 during the current three-month period. Lower prices for by-products sold during the current nine and three month periods resulted in decreases in gross profit of approximately $1,956,000 and $552,000 during the respective current periods compared to the same periods in the prior year. During the current nine and three month periods lower costs of production for by-products sold resulted in increases in gross profit of approximately $1,253,000 and $1,159,000 respectively.

   Gross profit from storage, handling, and other activities increased by approximately $859,000 and $715,000 during the current nine and three month periods principally due to a decrease in the costs of providing these services performed compared to the same periods in the prior year.

GROVE MANAGEMENT DIVISION    Grove Management Division gross profit
decreased approximately $9,000 or 1.3% during the current nine-month period and increased approximately $142,000 or 191.8% during the current three-month period compared to the same periods in the prior year. The primary decrease in gross profit during the current nine-month period of approximately $183,000 was a combined result of a reduction in prices and higher cost of fruit sold to third party packers and processors. Partially offsetting the decrease in gross profit during the current nine-month period was an increase of approximately $166,000 resulting from a decrease in the cost of harvesting services provided during the current period. Gross profit also increased approximately $8,000 during the current nine month period primarily due to a decrease in the cost of grove management services provided.

     During the current three-month period gross profit increased approximately $113,000 as a result of a decrease in the cost of fruit sold to third party packers and processors. Additionally, during the current three month period gross profit increased by approximately $29,000 as a result of increased prices charged for harvesting services combined with decreases in the cost of harvesting and grove management services.


            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses decreased approximately $85,000 or 2.0% and increased approximately $543,000 or 58.5% for the current nine and three month periods respectively compared to the same periods in the prior year. Of the decrease in the current nine-month period, approximately $97,000 resulted from a reduction in other costs. Offsetting this decrease was an increase in salary and benefit costs of approximately $12,000. In the current three-month period an increase of approximately $540,000 resulted primarily from an increase in other costs. Also, salary and benefit costs increased approximately $3,000.


   GAIN/(LOSS) ON DISPOSITION OF PROPERTY AND EQUIPMENT AND OTHER

   The increased gain on the disposition of property and equipment of approximately $140,000 for the current nine-month period ending June 30, 1998 compared to the same period in the prior year was principally due to the gain from insurance proceeds on damage to the product storage warehouse previously reported. There was no comparable event in the same period of the prior year.

   Other expenses increased approximately $255,000 during the current nine-month period as compared to the same period in the prior year. This increase resulted primarily from an increase of approximately $180,000 in the provision for doubtful notes receivable.


                          INTEREST EXPENSE

   Interest expense increased approximately $383,000 or 19.1% and decreased approximately $18,000 or 2.2% during the current nine and three month respective periods compared to the same periods in the prior year. During the current nine-month period, increases of approximately $182,000 and $168,000 were due to increases in the average interest rate and decreases in capitalized interest respectively. Also during the current nine-month period deferred loan costs and other charges increased approximately $33,000. During the current three-month period a decrease of $153,000 and an increase of $152,000 were due to decreases in the average outstanding debt and increases in interest rates respectively compared to the same period in the prior year. Also deferred loan costs and other charges decreased approximately $8,000. Increases in capitalized interest resulted in decreased interest expense of approximately $9,000.


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

   The Company's ability to generate cash adequate to meet its needs, including the financing of its inventories and trade receivables, has been supported primarily by cash flow from operations and periodic borrowings under its primary $45 million credit facility. This facility is principally secured by substantially all of the Company's current assets. The outstanding balance at June 30, 1998 was approximately $34,603,000. The interest rate is variable based upon the financial institution's cost of funds plus a margin. The terms of the agreement call for repayment of the principal amount in April 2000; accordingly, it is classified as long-term debt. The Company anticipates that the working capital facility will be adequately serviced with cash proceeds from operations.

   Additionally, as of June 30, 1998 the Company had a $10 million short-term capital revolving credit facility. As of June 30, 1998 there was no outstanding balance on this facility. The interest rate on this facility is variable based upon the financial institution's cost of funds plus a margin.

   Current assets increased approximately $12,195,000 as of June 30, 1998 compared to September 30, 1997. The principal component of this was an increase in inventories of approximately $8,607,000 due to the seasonal accumulation of inventories. Also, deferred tax assets increased approximately $484,000 as a result of increases in net operating loss carrybacks. The Company's accounts receivable balance increased approximately $4,611,000 during the nine months ending June 30, 1998 due principally to increased sales. Additionally, there was a decrease in cash and short-term cash investments of approximately $577,000. Advances on fruit purchases decreased approximately $440,000 as the Company processed the purchased fruit and collected these advances. Other current assets decreased approximately $490,000.

   Current liabilities decreased approximately $610,000 during the first nine months of fiscal 1998 compared to September 30, 1997. There was an increase of approximately $941,000 in accrued expenses associated with fruit purchases and increases in accounts payable and other accrued expenses of approximately $2,312,000 principally due to seasonal processing expenses. Offsetting these increases was a decrease of $3,863,000 in the current portion of long-term debt.

   At June 30, 1998 the Company's outstanding long-term debt was approximately $63,305,000 including the working capital facility of approximately $34,603,000. In addition current installments of long-term debt were approximately $3,413,000 with the remaining amounts due on various dates over the subsequent ten years. The Company anticipates that amounts due over the next twelve months will be paid out of working capital. At June 30, 1998 the Company was out of compliance with loan covenants related to debt service coverage and debt to equity ratios as a result of previous losses and high seasonal working capital requirements. The lenders have waived these requirements for the current periods without penalty. Management believes its relationships with its lenders are good.

   During the first nine months of the current fiscal year, capital expenditures of approximately $770,000 were made for the installation of new irrigation systems on 3,063 acres of Company-owned groves. Also, costs of caring for newly planted citrus trees in the amount of approximately $1,222,000 were capitalized, and expenditures of approximately $113,000 were made for grove operations equipment. Additionally, expenditures of approximately $3,887,000 were made during the same period primarily for the purpose of improving the efficiency of the Bartow processing facility. The Company anticipates that these improvements will be financed principally by working capital or by securing additional funds under existing mortgages.

   During the past three fiscal years, the Company has been making capital expenditures to improve and update its computer systems to enhance the efficiency of its production, processing, marketing, sales and management systems. As a result, it has concurrently addressed the "Year 2000" issue. Management believes that the new systems will be completed in fiscal 1998 and that the Company's systems will then be in compliance with "Year 2000" issues.

   The Company has not determined what impact the "Year 2000" problem may have on its customers, vendors, creditors or others with whom the Company conducts business, and therefore, has not ascertained what effect, if any, their level of compliance may have on the Company.


                      OTHER SIGNIFICANT EVENTS

   In October 1997 the United States Department of agriculture ("USDA") announced a Florida crop estimate of approximately 254,000,000 boxes of round oranges for the 1997-98 season. The final crop of 244,000,000 boxes of round oranges has provided the largest Florida crop in history. The expectation of this record crop resulted in sharply decreased prices for bulk FCOJ. The Florida citrus industry is highly cyclical subject to varying weather conditions and other natural phenomena sometimes creating wide swings in economic conditions and opportunities.

                     PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8



Exhibit No.                    EXHIBIT

 10.30    Loan Agreement by and among Farm Credit of South
          Florida, ACA, Farm Credit of Southwest Florida,
          ACA, and Orange-co, Inc. and Orange-co of Florida,
          Inc. dated June 30, 1998.

 10.31    Consolidated, Amended and Restated Florida
          Mortgage and Security Agreement between Orange-co of Florida, Inc. and John Hancock Mutual Life
          Insurance Company dated June 2, 1998; and Renewal
          Note between Orange-co, of Florida, Inc. and John
          Hancock Mutual Life Insurance Company dated June
          2, 1998.

  27      Financial Data Schedule (Electronic Filing Only)


                             SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ORANGE-CO, INC.
                                  (Registrant)

   Date: August 14, 1998        By: /s/Gene Mooney
                                    --------------
                                    Gene Mooney
                                    President and Chief Operating Officer


   Date: August 14, 1998        By: /s/Dale A. Bruwelheide
                                    ----------------------
                                    Dale A. Bruwelheide
                                    Vice President, Chief Financial Officer,
                                    and Principal Accounting Officer