Form 10-K
period 1998-09-30
ORANGE CO INC /FL/
filed 1998-12-28
CIK 4507

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                              FORM 10-K

(Mark One)
(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT  OF  1934                                             (FEE REQUIRED)

     For the Fiscal Year Ended September 30, 1998

                                 OR

( )  TRANSITION  REPORT PURSUANT TO SECTION 13  or  15(d)  OF  THE SECURITIES
     EXCHANGE ACT OF 1934                                      (FEE REQUIRED)

     For the transition period from               to
                         Commission File No.
                               1-6442

                           ORANGE-CO, INC.
       (Exact name of registrant as specified in its charter)

            FLORIDA                                 59-0918547
(State or other jurisdiction of                   (IRS Employer
 incorporation or organization)                Identification Number)

     2020 U.S. Highway 17 South
          P.O. Box 2158
       Bartow, Florida 33831                           (941) 533-0551
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

                            Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                 [ ]
Aggregate market value of the common stock held by non-affiliates of Registrant at December 4, 1998 (based on the closing price on December 4, 1998): $38,286,279.

Number of shares outstanding of common stock, $.50 par value, as of November 30, 1998: 10,309,975 shares

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in
Part III of this Annual Report on Form 10-K: Proxy Statement for the 1999 Annual Meeting of Stockholders - Items 10, 11, 12 and 13

                           ORANGE-CO, INC.
                       INDEX TO ANNUAL REPORT
                            ON FORM 10-K
                                                                  PAGE NO.
Part I

     Item 1  - Business                                                3
     Item 2  - Properties                                             10
     Item 3  - Legal Proceedings                                      10
     Item 4  - Submission of Matters to a Vote of Security Holders    10

Part II

     Item 5  - Market for the Registrant's Common Stock and
               Related Shareholder Matters                            11
     Item 6  - Selected Financial Data                                11
     Item 7  - Management's  Discussion and Analysis of
               Financial Condition and Results of Operations          13
     Item 8  - Financial Statements and Supplementary Data            24
     Item 9  - Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                    41

Part III

     Item 10 - Directors and Executive Officers of the Registrant     42
     Item 11 - Executive Compensation                                 42
     Item 12 - Security Ownership of Certain Beneficial Owners
               and Management                                         42
     Item 13 - Certain Relationships and Related Transactions         42

Part IV

     Item 14 - Exhibits, Financial Statement Schedule and
               Reports on Form 8-K                                    43


                               PART 1
Item 1.  BUSINESS

OVERVIEW

       Orange-co,  Inc.  and  subsidiaries  (the  "Company")  is  an integrated citrus company primarily engaged in growing and processing citrus products as well as packaging and marketing these products and other beverages. As of November 30, 1998, the Company owned and managed approximately 16,796 acres of Florida citrus groves and the fruit harvested therefrom. The production from these groves is principally used in the Company's citrus processing operations in Bartow, Florida (the "Bartow Plant"). This processing facility has concentrate, blending, single strength not from concentrate ("NFC") juice, by-products, packaging and storage operations providing the versatility to make many citrus and related beverage products for sale in a variety of markets. The Company also packages and sells non-citrus beverages to complement the citrus related products supplied to its customers in the foodservice business. Additionally, the Company offers a line of formulated citrus and non-citrus beverage bases for reconstitution by industrial and retail packers. The Company entered the formulated beverage base business in August 1993 with the purchase of all of the capital stock of International Fruit, Inc. Also, the Company has recently developed capabilities in the private label, shelf stable juices for distribution in the retail grocery business.

      The Company's processed juice production has typically varied from season to season depending on the size of the Florida crop, the Company's crop and other conditions in the industry. The Florida citrus industry experiences fluctuations, which can be wide ranging, in the size of the citrus crop harvested from season to season causing fluctuations in citrus juice prices and therefore presenting significant variations in industry economic conditions and opportunities. The Company's fruit production from its groves has fluctuated in a manner similar to the Florida citrus industry. It is anticipated that the continuing rehabilitation of the Company's groves, located in DeSoto, Charlotte and Polk Counties, Florida, which began in 1992, will provide relatively more fruit from the Company's groves in the coming years as these efforts take effect. As the Company enters the 1998-99 season, the United States Department of Agriculture ("USDA") has announced an anticipated Florida crop of approximately 190,000,000 boxes of round oranges. It is uncertain what the effect of this size crop will be on the Company's results for the 1998-99 fiscal year. The 1997-98 crop was determined to be 244,000,000 boxes of round oranges.

      During fiscal 1996, the Company sold the remaining assets of its Mexican subsidiary OrancoMex S.A. de C.V. This subsidiary last operated in 1992. The assets of the subsidiary represented less than 1/2 of 1% of the Company's assets at time of the final sale. In September of 1997, the Company dissolved OrancoMex S.A. de C.V.

SALES BY PRODUCT LINE

      The following table sets forth the Company's sales by product line for the past three years (in thousands).
                                      Years Ended September 30,

                              1998         1997         1996
Beverage Division           $114,204     $104,480     $114,035
Grove Management Division      4,676        4,857        5,095
                            --------     --------     --------
Total Sales                 $118,880     $109,337     $119,130
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

     The production of this facility over the past five years as measured by boxes processed is as follows:


    YEAR           BOXES PROCESSED
   1993-94            9,296,000
   1994-95            9,597,000
   1995-96            9,978,000
   1996-97           10,230,000
   1997-98            9,937,000

      In fiscal 1994, the Company expanded its bulk concentrate storage capacity by approximately 3.8 million gallons providing a total storage capacity of approximately 7.5 million gallons of bulk frozen concentrated juices.

      The Company packages a portion of the concentrate in various containers for sale to major food service companies for ultimate distribution to restaurants, hotels, hospitals and other food service customers. The remainder of the concentrate is sold in bulk to dairies and other industrial users. Additionally, a portion of the fruit is processed into NFC juice products. The Company does from time to time, depending upon conditions then existing in the citrus industry, decide to vary its sales mix.

      Within the food service market, the Company also provides a full line of beverage products to supplement its traditional emphasis on orange juice. The Company's product line also includes several types of juices, including: orange, grapefruit, non-citrus beverages such as grape, apple, cranberry, fruit punch and lemonade, a variety of 10% to 50% juice base drinks, and liquid concentrated tea and coffee.

      The Company also provides or sells juice dispensers for utilization at the consuming account to complement its foodservice business through its subsidiary, Orange-co Dispenser Services, Inc. Additionally, Orange-co Dispenser Services, Inc. provides service on the dispensing equipment and technical training of customer representatives.

      In August 1993 the Company expanded its drink base products to include a line of citrus and non-citrus formulated frozen concentrated drink bases sold to dairies and other industrial and retail packers. This expansion took place through the purchase of all of the outstanding stock of International Fruit, Inc., an established producer and marketer of these products.

      In July 1996 the Company purchased the assets of the Birds Eye(r) and Gold `N' Rich(r) foodservice frozen concentrated juice products business for the foodservice business in the United States, its territories, Puerto Rico and the U.S. Military. Included in this purchase was a partial assignment of the rights to use the Birds Eye(R) trademark in the territories previously mentioned.


     The following table sets forth the equivalent concentrate and NFC gallons produced at the Company's Bartow plant during each of the last five seasons. The number of equivalent gallons shown is based on a concentrate factor of 65 degree brix for orange juice and 58 degree brix for grapefruit juice, which is a measure of the percent of sugar in the fruit juice.

              Bartow        Bartow
              Plant:        Plant:
            Processed      Processed
              Orange       Grapefruit
Season        Juice          Juice       Total
1993-94     7,138,798       968,449    8,107,247
1994-95     7,132,492       844,309    7,976,801
1995-96     7,777,916       652,693    8,430,609
1996-97     7,979,675       805,825    8,785,500
1997-98     8,083,077       588,477    8,671,554

      The sales prices for bulk citrus juice sold by the Company are determined by market prices which in the past have been subject to fluctuations which are expected to continue. The Company uses the frozen concentrate orange juice futures market to hedge fruit, FCOJ inventory, and purchase and sales commitments against such fluctuations.

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

      The Company operates a cold storage facility at Bartow, Florida, which is certified by the United States Customs Service for duty deferred customs storage and by the New York Cotton Exchange as a delivery point for FCOJ futures contracts. As previously mentioned the Company expanded this facility in February 1994 by 3.8 million gallons to a total capacity of 7.5 million gallons of concentrate.

THE GROVES

     As of November 30, 1998, the Company owned approximately 13,928 acres of citrus groves and also managed approximately 2,868 acres of citrus groves owned by other growers (collectively, the "Groves"). The Groves constitute approximately 1.9% of Florida's total grove acreage, which is reported to be approximately 847,000 acres. The following table lists the locations of the Groves by county and the approximate number of acres of groves owned by the Company or managed by the Company for other growers in Florida as of November 30, 1998.

                     GROVES       GROVES
  LOCATION           OWNED        MANAGED
Polk County             647          -
DeSoto County        12,415        2,643
Charlotte County        866          225
                     ------        -----
Totals               13,928        2,868
                     ======        =====

      The  following table reflects the production expressed in  the number  of 90-pound boxes from Company owned and managed groves  for each  of  the  past  five  seasons.  The  Company's  harvesting  and processing activities generally begin in November of each  year  and
continue  through  the  following  May  or  June.   This  period  of
production is referred to herein as a "season".
                                                                  Average
                                                                  Production
Season       Owned Groves   Managed Groves   Total Production     Per Acre(1)
                     (in Acres)                           (in boxes)
1993-94         11,523         2,695            3,542,218           249
1994-95         11,367         2,611            5,057,925           362
1995-96         11,023         2,396            4,919,459           367
1996-97         11,601         1,965            5,261,841           388
1997-98         11,865         1,931            5,389,732           391

<F1>
(1)Calculated by dividing total production by total number of productive grove acres owned and managed as of September 30, 1994, 1995, 1996, 1997 and 1998. Productive grove acres does not include acreage used for access and water management.

     The following table lists the actual Florida crop of round oranges over the past five seasons expressed in the number of ninety pound boxes.

SEASON       NINETY POUND BOXES
1993-94          174,200,000
1994-95          205,500,000
1995-96          203,300,000
1996-97          226,200,000
1997-98          244,000,000

      As previously mentioned, the USDA has announced an anticipated Florida orange crop of approximately 190,000,000 boxes of round oranges for the 1998-99 season.

      In addition to citrus grove acreage, as of November 30, 1998 the Company owned approximately 5,577 acres of land, much of it in the vicinity of the Groves, of which approximately 1,950 acres are prepared for citrus planting, approximately 1,295 acres are suitable for cultivation and 2,332 acres are used as water retention areas, roadways and similar ancillary uses or are unusable.

      The Company's plan calls for, among other actions, the continued rehabilitation of its citrus acreage thereby increasing productivity, cash flow and market values. During fiscal 1992 through fiscal 1998, the Company accelerated its rehabilitation of the Groves by planting approximately 770,000 trees and installing improved irrigation systems covering approximately 10,851 acres.

      During the past five seasons, substantially all of the fruit harvested from the Groves was used in the Company's processing plant. Most of the 1998-99 crop from the Groves is expected to be used in the Company's processing plant.

GROVE MANAGEMENT

      In addition to caring for its own groves, the Company provides grove care, harvesting and marketing services for groves owned by others. The Company's grove care services include periodic application of fertilizers, herbicides and pesticides, monitoring for diseases and pests, liaison with local water control districts as to irrigation and drainage requirements and monitoring rainfall and temperature information. In addition to performing these services as part of a standard-care contract, the Company also performs other custom-care services, including trimming, topping, application of soil conditioners, reshaping of beds and replacement of damaged or dead trees on an "as needed" basis. As of November 30, 1998, the Company managed 2,215 acres on a standard-care basis and 653 acres on a custom-care basis.

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

EMPLOYEES

      As of November 30, 1998 the Company employed approximately 250 full-time, non-seasonal employees in production-related activities, including its operations at the Bartow Plant and its grove management operations. The Company also employs approximately 100 administrative personnel. The number of employees increases to approximately 520 during the Company's peak period of operations. Management believes that the relations between the Company and its employees are good.

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

      The Company uses the FCOJ futures market to hedge fruit and FCOJ inventory to reduce price risk. Under this program the Company may enter into sales contracts on the FCOJ futures market in relation to its current and future orange juice concentrate inventories to offset anticipated fluctuations in concentrate prices, thereby protecting margins in advance of actual sale and delivery. Additionally, the Company may enter into purchase contracts for FCOJ on the futures market to reduce the price risk and assure an adequate supply of purchased FCOJ. The Company maintains accounts with brokers which have deposit requirements that can fluctuate as a result of changes in the price of FCOJ futures, which can affect liquidity.

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

     Certain provisions of the Immigration Reform and Control Act of 1986 could limit the availability of seasonal labor necessary to harvest the Company's crops. The Company has not experienced a shortage of seasonal labor in the past. However, during the 1998-99 season to date, the industry has experienced a shortage of labor making timely harvesting more difficult.

      During fiscal 1998 and 1997, the Company spent approximately $124,000 and $133,000 respectively, on its spray field system for disposing of waste water at the Bartow facility and on other environmental matters none of which was capitalized during fiscal 1998. The Company anticipates the expenditure of approximately an additional $125,000 during fiscal 1999 on the sprayfield system and other environmental matters.

SEASONALITY AND WORKING CAPITAL The citrus industry is seasonal, with the Company harvesting fruit and processing it into juice from November through June. Inventories of processed juice are accumulated during each season to enable the Company to cover sales commitments and deliveries through the beginning of the production cycle in the next season. This cyclical peaking of processed juice inventories generally results in a need for larger amounts of working capital during certain times of the year. The Company principally uses a line of credit to finance inventories. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

COMPETITION   The  Company  competes  with  numerous   growers   and
processors,  some  of  which are larger than  the  Company.   Price,
quality and marketing are the principal competitive factors in selling processed juices. The Company believes that its production capacity and efficiencies, when fully utilized, enhance its ability to compete. Because of the size of the domestic citrus industry, no individual grower or processor can exercise appreciable influence over the selling price of the Company's bulk citrus products nor the price  of  its fruit.  However, the
market for the Company's value- added beverage products sold to food service customers is characterized by fewer producers, some of which are significantly larger than the Company and can influence the market price for these products. Although the Company accounted for approximately 4.7% of Florida FCOJ production during the 1997-98 season, several other producers accounted for greater percentages. Foreign processors of
concentrate,  particularly  Brazilian,  are  believed   to   produce
concentrate at a lower cost than that produced in the United States. Brazilian processors may also receive subsidies from the Brazilian government for which there are no comparable benefits received by
domestic  processors.   The  effect  of  these  cost  advantages  is
partially   diminished   by   a   United   States   import   tariff.
Nevertheless, because of the volume of their exports to the United States and other countries and their lower cost of production, Brazilian producers may affect the selling prices for concentrate, and Brazilian exports of concentrate have been viewed by many in the industry as a competitive threat to domestic processors. Even so, the Company considers Brazilian exports to be a potential source of supply during periods when domestic citrus products are unavailable
or  in  short  supply.   The  Company believes  that  the  continued
development of markets for concentrate, such as Japan and Europe, may offset to some extent the impact of Brazilian competition.

      The North American Free Trade Agreement ("NAFTA") with Mexico and Canada, which was implemented in January 1994, provides for the elimination of United States tariffs on citrus products imported into the United States from Mexico over a 15 year period which could increase competition for domestic suppliers.

      The Company has several registered trademarks which are not currently in use. As previously mentioned, the Company obtained the rights to use the Birds Eye(r) and the Gold `N' Rich(r) trademarks for use in the foodservice juice business.

FOREIGN  AND  DOMESTIC OPERATIONS The Company derived  approximately
10.5%, 9.5% and 8.3%, of its revenue from foreign sales during fiscal 1998, 1997, and 1996, respectively. All of the Company's foreign sales are from its Florida operations. As of September 30, 1998 and 1997, 14.9% and 8.5% respectively of the Company's receivables were due from foreign custmers.

      Substantially all of the Company's assets are located in the state of Florida.

BUSINESS SEGMENTS During fiscal 1998, 1997 and 1996 the Company's gross sales, net income and assets were materially attributable to the citrus business. The Company has two customers that accounted for 20.6% and 15.1% of revenue for fiscal 1998. Relationships between the Company and these two customers are currently good and are expected to remain so. All other customers individually accounted for less than 10% of total sales for fiscal 1998. For further information on significant customers over 10% of total
Company sales see Note 1 of the Notes to Consolidated Financial Statements "Summary of Significant Accounting Policies".

ITEM 2.   PROPERTIES

      The following table sets forth certain information regarding the principal properties owned by the Company and its wholly owned subsidiaries as of November 30, 1998.

      Location              General Character        Approximate Size
Polk, Charlotte and         Citrus groves and
 DeSoto, Counties, FL(1)     related acreage           18,588 acres

Bartow, FL (1)              Citrus processing plant    551 acres
                                                       80,000 boxes per day
                                                        average capacity

                            Concentrate storage
                            storage facility           7,500,000 gallon capacity

DeSoto County, FL           Undeveloped land           366 acres

<F1>
(1)Portions of these properties are encumbered by certain mortgages.

     Management believes that the Company's Bartow plant and related storage facilities are in good operating condition and are adequate to support its current operations.

      The Company has a continuing program to consolidate certain of its grove holdings into more contiguous and efficient parcels and rehabilitated selected parcels through the installation of more effective irrigation systems and significant replanting of
citrus  trees.   The  Company has also committed  to  certain  other
improvements  including  those  to  its  Bartow  citrus   processing
facility  (see  Management's Discussion and  Analysis  of  Financial
Condition   and  Results  of  Operations:   Liquidity  and   Capital
Resources).

      A portion of the Company's properties are subject to mortgages securing long-term debt or are covered by negative pledges restricting mortgages or pledges of such properties. (See Notes 4 and 8 of the Notes to Consolidated Financial Statements "Property and Equipment" and "Notes Payable to Banks and Long-term Debt".)

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


FISCAL 1998         HIGH         LOW
First Quarter     $8.4375      $7.6875
Second Quarter     7.9375       6.6875
Third Quarter      6.9375       5.6250
Fourth Quarter     6.5000       5.0000

FISCAL 1997         HIGH         LOW

First Quarter     $8.0000      $6.7500
Second Quarter     8.1250       7.5000
Third Quarter      7.8750       7.5000
Fourth Quarter     8.1875       7.6250


      Orange-co, Inc. and Subsidiaries is a 52.4% beneficially owned subsidiary of Ben Hill Griffin, Inc. and an affiliate. On November 30, 1998, there were approximately 4,209 named holders of record of the Company's common stock.

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

ITEM 6.   SELECTED FINANCIAL DATA

      The following selected financial data as of and for the years ended September 30, 1998, 1997, 1996, 1995, and 1994, have been derived from the audited financial statements of the Company. Sales and net income from continuing operations before income taxes reflect the treatment of the Petroleum Division as a discontinued operation on a consistent basis. The Company completed the sale of the Petroleum Division in September 1994. The following data should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and the accompanying notes contained elsewhere in this report under the heading "Financial
Statements and Supplementary Data".


                                -11-

     Years Ended September 30, 1998, 1997, 1996, 1995, and 1994
                            Historical(1)
              (in thousands, except per share data)

                                 1998      1997      1996       1995     1994
STATEMENT OF OPERATIONS DATA
Sales                          $118,880  $109,337  $119,130   $111,325  $76,756
                               ========= ========  ========   ========  =======
(Loss)income from continuing
operations before income
taxes                          $ (2,083) $  1,833  $ 14,487   $ 14,776  $ 5,886
                               ========= ========  ========   ========  =======
Net (loss)income               $ (1,413) $  1,079  $ 10,091   $  9,135  $ 3,345
                               ========= ========  ========   ========  =======

Net (loss)income per
common share                   $   (.14) $    .10  $    .98   $    .89  $   .32
                               ========= ========  ========   ========  =======

        As of September 30, 1998, 1997, 1996, 1995, and 1994
                           (in thousands)

                           1998       1997       1996       1995      1994

BALANCE SHEET DATA
Total assets             $208,362   $201,129   $199,695   $171,441   $169,404
                         ========   ========   ========   ========   ========
Long-term  debt (less
current portion)         $ 54,901   $ 46,764   $ 46,663   $ 31,252   $ 38,499
                         ========   ========   ========   ========   ========

Stockholders' equity     $107,690   $109,100   $109,011   $ 99,932   $ 90,797
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

ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

FISCAL 1998 VERSUS FISCAL 1997

     The discussion that follows is based on the Consolidated Statements of Operations and compares the results of the Company's operations for the year ended September 30, 1998 to the Company's operations for the year ended September 30, 1997.

      The following table reflects changes in sales, cost of sales and gross profit by division and other changes in the Statements of Operations through net income.

  Year Ended September 30, 1998 vs. Year Ended September 30, 1997
                       Increases/(Decreases)
                           (in thousands)
                                                 Cost of
                                      Sales       Goods   Net Changes
                                                   Sold    to Income
Beverage Division . . . . . . .  .   $ 9,724     $11,801   $ (2,077)
Grove Management Division . . .  .      (181)       (118)       (63)
                                     --------    --------  ---------
Total . . . . . . . . . . . . .  .   $ 9,543     $11,683   $ (2,140)
                                     ========    ========
Other costs and expense, net:
      Selling, general and administrative . . . . . . . .      (496)
      Gain on disposition of property and equipment . . .      (316)
      Other . . . . . . . . . . . . . . . . . . . . . . .      (372)
Interest  . . . . . . . . . . . . . . . . . . . . . . . .      (547)
                                                            ========
Income(loss) before income tax  . . . . . . . . . . . . .    (3,871)
Provision for income taxes  . . . . . . . . . . . . . . .     1,379
                                                            ========
Net income(loss)  . . . . . . . . . . . . . . . . . . . .   $(2,492)
                                                            ========

                                SALES

     Total net sales from operations increased approximately $9,543,000 or 8.7% for the fiscal year ended September 30, 1998 compared to the prior year ended September 30, 1997. The principal increase of approximately $9,724,000 occurred in the Beverage Division. However, the Grove Management Division sales decreased approximately $181,000 compared to the prior year.

BEVERAGE DIVISION The Beverage Division sales increased approximately $9,724,000 during fiscal 1998 compared to the prior year. A principal component of this increase was an increase of approximately $15,771,000 in revenues as a result of increased volumes of bulk citrus juice products sold compared to the prior year. Partially offsetting this volume increase was a decrease of approximately $3,878,000 from the Company's bulk citrus juice products due to lower prices for these products sold. The increase in volumes was due primarily to an expanding sales program for bulk citrus juice products. In October 1997, the USDA announced a Florida crop estimate of approximately 254,000,000 boxes of round oranges for the 1997-98 season. This represented a significant increase from the 1996-97 actual of approximately 226,200,000 boxes of round oranges. The anticipation of this significant increase had a deflating effect on prices throughout fiscal 1998 compared to the prior year. The actual final crop for the 1997-98 season was approximately 244,000,000 boxes of round oranges.

As we entered the 1998-99 season, the USDA has estimated a Florida orange crop of approximately 190,000,000 boxes of round oranges. The Florida citrus industry is highly cyclical, subject to varying weather conditions and other natural phenomena, sometimes creating fluctuations in economic conditions and opportunities.

      Sales of the Company's packaged citrus juices decreased approximately $896,000 during fiscal 1998 compared to the prior year. Of this decrease, approximately $1,918,000 was due to decreased prices for these products compared to the prior year. Partially offsetting this decrease was an increase of approximately $1,022,000 as a result of increased volumes for packaged citrus juice products compared to the prior year.

      The Company's non-orange packaged juices and drink base sales decreased approximately $394,000 during fiscal 1998 compared to the prior year. The principal component of this decrease of approximately $344,000 resulted from decreased volumes of these products being sold. Additionally, price decreases for these products accounted for a decrease of approximately $50,000 compared to the prior year.

      Storage, handling, processing citrus for customers under contract, and other sales increased approximately $102,000 during fiscal 1998 compared to the prior year principally as a result of an increase in the volume of these services being performed.

      Additionally, sales of citrus by-products, including feed, pulp cells, and citrus oils, decreased approximately $981,000 during fiscal 1998 compared to the prior year principally as a result of decreased prices for these products in the current year.

GROVE MANAGEMENT DIVISION Grove Management Division sales decreased approximately $181,000 during fiscal 1998 compared to the prior year. The principal decrease during fiscal 1998 of approximately $132,000 was due to a reduction in the price of fruit sold to third party packers and processors. Revenues from grove caretaking also decreased during fiscal 1998 by approximately $7,000. Additionally, harvesting revenues decreased by approximately $42,000 primarily due to a reduction in the volume of boxes harvested during the current fiscal year.


                            GROSS PROFIT

     Gross profit for fiscal 1998 decreased approximately $2,140,000 or 22.7% compared to the prior year. The Beverage Division accounted for the principal decrease with a decrease in gross profit of approximately $2,077,000 while the Grove Management Division gross profit decreased approximately $63,000.

BEVERAGE DIVISION The decrease in gross profit of approximately $2,077,000 in the Beverage Division resulted from numerous increases and decreases in volume, selling price, cost of production and combinations thereof. The effect of these changes are quantified as follows.

     The principal decrease in gross profit of approximately $3,878,000 resulted from decreased prices for the Company's bulk citrus juice products during fiscal 1998 compared to the prior year. This decrease was partially offset by an increase in gross profit of approximately $3,608,000 as a combined result of higher volumes of citrus juice products sold and lower costs of raw fruit and purchased concentrate used in the production of these products during fiscal 1998 compared to the prior year.

      The Company utilizes the FCOJ futures market to hedge fruit inventory, anticipated requirements and sales commitments of FCOJ. The effects of this hedging activity, if any, are reflected in sales or in the cost of inventories and flow through the Consolidated Statements of Operations as the associated products are sold.
As of September 30, 1998 the Company held contracts for FCOJ futures with unrealized losses of approximately $2,000 which would have been realized if said positions had been prematurely liquidated on that date. These unrealized losses are based upon the closing market prices of equivalent futures obligations and do not necessarily represent prices at which the Company expects to sell the FCOJ.

      The table below provides information about the Company's FCOJ futures contracts, and options that are sensitive to changes in commodity prices, specifically FCOJ prices. For the futures and option contracts the table presents the total dollar contract amount by expected maturity dates. Contract amounts are used to calculate the contractual payments and quantity of FCOJ to be exchanged under the futures contracts. Contractural cash flows from derivative financial instruments if executed at maturity would be as follows at September 30, 1998:

                                                           Maturity
                                                             Date
FCOJ Futures
   Contracts (Net Long)    $(1,530,000)         November 1998 - March 1999

FCOJ Option
   Contracts (Net Calls)   $5,899,000           November 1998 - January 1999

     The contractual cash flows from the derivatives are based upon the execution of the underlying futures contracts and do not necessarily represent actual cash flows when the futures and options mature or otherwise terminate.

      Gross profit from the sale of the Company's packaged citrus juice products decreased approximately $2,307,000 during fiscal 1998 compared to the prior year. The principal decrease of approximately $1,918,000 resulted from a decrease in price for packaged citrus juice products sold. Additionally, there was a decrease in gross profit of approximately $779,000 as a result of decreased volumes of these products being sold compared to the prior year. Partially offsetting these decreases was an increase of approximately $390,000 as a result of lower costs of production principally from raw fruit and purchased solids utilized in the production of these products during fiscal 1998.

     Gross profit from the sale of the Company's non-orange packaged juices and drink base products increased approximately $1,148,000 during fiscal 1998 compared to the prior year. The principal increase of approximately $1,401,000 was the result of decreased costs of ingredients and production costs. These increases were partially offset by decreases in gross profit of approximately $203,000 and $50,000 as a result of lower volumes and prices respectively compared to the prior year.

      The sale of the Company's by-products decreased gross profit approximately $348,000 during fiscal 1998 compared to the prior year. The principal decrease of approximately $1,853,000 was primarily the result of decreased prices. Partially offsetting this decrease was an increase of approximately $1,505,000 as a result of lower production costs and increased volumes compared to the prior year.

      Gross profit from storage, handling and other activities decreased by approximately $300,000 during fiscal 1998 compared to the same period in the prior year. This decrease resulted primarily from a reduction in the volume of citrus processed for customers under contract and related storage and handling activities.

GROVE MANAGEMENT DIVISION Grove Management Division gross profit decreased by approximately $63,000 during fiscal 1998 compared to the prior year. Gross profit decreased approximately $139,000 as a result of a decrease in the volume of fruit sold to third party packers and processors. Partially offsetting this decrease was an increase in gross profit from harvesting activities of approximately $61,000 due to a reduction in the cost of these activities compared to the prior year. Additionally, gross profit also increased approximately $15,000 from grove caretaking activities.


            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling,   general  and  administrative  expenses   increased
approximately $496,000 or 9.3% for fiscal 1998 compared to the prior
year.   Of this increase approximately $450,000 resulted  from  an increase in other costs and approximately $46,000 resulted from increased staffing and labor costs compared to the prior year.


        GAIN/(LOSS) ON DISPOSITION OF PROPERTY AND EQUIPMENT

     The gain on the disposition of property and equipment decreased approximately $316,000 for fiscal 1998 compared to the prior year. The principal reason for this decrease was a gain of approximately $438,000 on the disposition of certain commercial properties in fiscal 1997 for which there was no comparable activity for fiscal 1998. Offsetting this decrease was a gain of approximately $122,000 on an involuntary conversion of property during fiscal 1998.


                                OTHER

      Other expenses increased approximately  $372,000 in fiscal 1998
compared to the prior year.   Of this increase approximately  $189,000
resulted from an increase of the provision for uncollectible receivables and approximately $171,000 resulted from increased amortization costs.

                          INTEREST EXPENSE

      Interest expense increased by approximately $547,000 or 20.1% in fiscal 1998 compared to the prior year. The primary increase of approximately $272,000 was due to an increase in interest rates and an increase of approximately $36,000 was due to an increase in the average outstanding debt. Additionally, an increase of approximately $148,000 was due to a decrease in capitalized interest, and an increase of approximately $91,000 was due to an increase in deferred loan costs and other charges.

                      OTHER SIGNIFICANT EVENTS

      As previously mentioned, the USDA has announced an anticipated Florida orange crop of approximately 190,000,000 boxes of round oranges for the 1998-99 season.

     The Company's sales or costs were not impacted significantly by the effects of general price level inflation during fiscal 1998.

     The inability of computers, software and other equipment utilizing microporcessors to recognize and properly process date fields containing a two-digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

     During the past four fiscal years, the Company has been making capital expenditures to improve and update its computer systems to enhance the efficiency of its production, processing, marketing, sales and management systems. As a result, it has concurrently addressed the "Year 2000" issue. Management believes that the new systems will be completed in mid fiscal 1999 and that the Company's systems will then be in compliance with "Year 2000" issues. While the Company is communicating with certain key suppliers, customers and other constituents to determine their Year 2000 readiness, there can be no assurance that the failure of such third parties to adequately address their respective Year 2000 issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

     The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ from those plans.

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

  Year Ended September 30, 1997 vs. Year Ended September 30, 1996
                       Increases/(Decreases)
                           (in thousands)
                                               Cost of
                                                Goods    Net Changes
                                     Sales       Sold     to Income
Beverage Division . . . . . . .  .  $(9,555)     $2,551   $(12,106)
Grove Management Division . . .  .     (238)         (6)      (232)
                                    ========     =======  =========
Gross Profit  . . . . . . . . .  .  $(9,793)     $2,545   $(12,338)
                                    ========     =======
Other costs and expense, net:
      Selling, general and administrative . . . . . . . .     (117)
      Gain on disposition of property and equipment . . .      416
      Other . . . . . . . . . . . . . . . . . . . . . . .       49
Interest  . . . . . . . . . . . . . . . . . . . . . . . .     (664)
                                                           ========
Income before income tax  . . . . . . . . . . . . . . . .  (12,654)
Income tax expense  . . . . . . . . . . . . . . . . . . .    3,642
                                                           ========
Net income  . . . . . . . . . . . . . . . . . . . . . . .  $(9,012)
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

BEVERAGE DIVISION The Beverage Division sales decreased approximately $9,555,000 during fiscal 1997 compared to the prior year. A principal component of this reduction was a decrease of approximately $14,783,000 in revenues as a result of lower prices for bulk citrus juice products sold compared to the prior year. Partially offsetting this price decrease was an increase of approximately $4,088,000 from the Company's bulk citrus juice products due to higher volumes of these products sold. The increase in volumes was due primarily to an expanding sales program for bulk citrus juice products. In October 1996, the USDA announced a Florida crop estimate of approximately 220,000,000 boxes of round oranges for the 1996-97 season. This represented a significant increase from the 1995-96 actual of approximately 203,300,000 boxes of round oranges. The anticipation of this significant increase had a deflating effect on prices throughout fiscal 1997 compared to the prior year. The actual final crop for the 1996-97 season was approximately 226,200,000 boxes of round oranges. As we entered the 1997-98 season, the USDA has estimated a Florida orange crop of approximately 254,000,000 boxes of round oranges. The actual crop for the 1997-98 season is estimated to have been 244,000,000 boxes of round oranges.

      Sales of the Company's packaged citrus juices increased approximately $576,000 during fiscal 1997 compared to the prior year. Of this increase, a sales increase of approximately $2,315,000 was due to increased volumes compared to the prior year principally as a result of the purchase of the Birds Eyer foodservice juice business in July 1996. Partially offsetting this increase was a decrease of approximately $1,739,000 as a result of lower prices for packaged citrus juice products compared to the prior year.

      The Company's non-orange packaged juices and drink base sales increased approximately $2,219,000 during fiscal 1997 compared to the prior year. The principal component of this increase of approximately $1,786,000 resulted from increased prices for these products. Additionally, volume increases for these products accounted for an increase of approximately $433,000 compared to the prior year.

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

     Gross profit from the sale of the Company's non-orange packaged juices and drink base products increased approximately $616,000 during fiscal 1997 compared to the prior year. The principal increase of approximately $1,786,000 was the result of increased prices compared to the prior year primarily due to the change in product mix resulting from the purchase of the Birds Eyer foodservice juice business in July 1996. Additionally there was an increase in volumes of these products of approximately $293,000. These increases were partially offset by a decrease in gross profit of approximately $1,463,000 as a result of higher cost of production for these products.

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


            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling,   general  and  administrative  expenses  increased
approximately $117,000 or 2.3% for fiscal 1997 compared to the prior
year.   Of  this  increase approximately $26,000 resulted  from  an increase in salary and benefit costs compared to the prior year. In addition, there was an increase in other costs of approximately $91,000 during fiscal 1997 compared to the prior year.

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

                      OTHER SIGNIFICANT EVENTS

      As previously mentioned, the USDA anticipated a Florida orange crop of approximately 254,000,000 boxes of round oranges for the 1997-98 season. The actual crop for the 1997-98 season is estimated to have been 244,000,000 boxes of round oranges.

     The Company's sales or costs were not impacted significantly by the effects of general price level inflation during fiscal 1997.

                   LIQUIDITY AND CAPITAL RESOURCES

      The Company's Bartow processing plant normally operates from early November through late May or June. While the plant is in operation, the inventory of processed juice increases to a level which will cover anticipated deliveries until the following November when the plant begins operation again. The Company's working capital credit facility is generally utilized to finance these inventories. Borrowings under this credit facility normally peak in late May or June. The Company began processing activities for the 1997-98 season in late October and completed processing of fruit in May.

      The  Company's ability to generate cash adequate to  meet  its operating needs, including the refinancing of its inventories and trade receivables, has been supported primarily by cash flow from operations and periodic borrowings under its $45 million credit facility. This facility is secured principally by most of the Company's current assets. The outstanding balance at September 30, 1998 was approximately $24,008,000 and approximately $8,735,000 of additional borrowings were available under this facility. The interest rate is variable based upon the financial institution's cost of funds plus a margin. The terms of this agreement call for repayment of the principal amount in April 2000; accordingly, it is classified as long-term. Management anticipates that this facility will continue to be renewed as long-term each year. As of November 30, 1998, the Company's outstanding balance was approximately $23,849,000, and approximately $8,164,000 of additional borrowings were available under this facility. The Company anticipates that the working capital facility will be adequately serviced with cash proceeds from operations.

      Additionally, as of September 30, 1998 the Company had another $10 million short-term credit facility, which expires in April 1999. As of September 30, 1998, there was no outstanding balance on this facility. The interest rate on this facility is variable based upon the financial institution's cost of funds plus a margin. As of November 30, 1998, there was no outstanding balance on this facility.

       Current assets increased approximately $3,285,000 as of September 30, 1998 compared to September 30, 1997. The principal component of this was an increase in inventory of approximately $3,393,000 in the current year due principally to an increase in finished goods and fruit-on-tree inventory. There was a decrease in cash and short-term cash investments of approximately $168,000 and advances on fruit purchases increased approximately $428,000. The Company's accounts receivable increased approximately $180,000 compared
to the prior   fiscal  year.  Additionally,  there  was  an   increase
of approximately $78,000 in current deferred income taxes compared to the prior year.

      Current liabilities increased approximately $597,000 during fiscal 1998 compared to the fiscal year ended September 30, 1997. The principal component of this increase was a $4,120,000 increase in accounts payable and accrued liabilities. Offsetting this increase, there was a decrease of approximately $3,523,000 in current installments on long-term debt primarily as a result of the refinancing of a $3,990,000 balance on a current mortgage note.

      At September 30, 1998 the Company's outstanding long-term debt was approximately $54,901,000 including the working capital facility of approximately $24,008,000. In addition, current installments of long-term debt were approximately $3,753,000 with the remaining amounts due on various dates over the subsequent ten years. The Company anticipates that amounts due over the next twelve months will be paid out of working capital. As of September 30, 1998 the Company was out of compliance with loan convenants related to debt service coverage ratios. Waivers were obtained from these financial institutions.

     The Company completed the installation of new irrigation systems for 998 acres of Company-owned Joshua, Polk County, and
Bermont groves during fiscal 1998 at a cost of approximately $956,000. New irrigation systems for an additional 2,205 acres and
other   projects   are  currently  under  construction   for   which
approximately  $583,000 has been expended  to  date.   In  addition,
citrus groves costing approximately $220,000 were purchased during fiscal 1998, and costs of caring for newly planted trees in the
amount of approximately $2,292,000 were   capitalized.    Additional
expenditures of approximately $4,043,000 were made during the current year primarily for the purpose of improving the efficiency and capacity of the Bartow processing facility and approximately $3,044,000 to support the Company's juice and coffee dispenser programs. Also during fiscal 1998 expenditures of approximately $142,000 were made for grove operations equipment other than for irrigation. The
Company has financed these improvements from working capital or by securing additional funds under existing mortgages.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX

                                                                     Pages

(1) Financial Statements.

    The Company's Financial Statements included in Item 8 hereof, as required at September 30, 1998, 1997 and 1996.

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

(2) Financial   Statement   Schedule.   Financial   Statement
    Schedule of the Company appended hereto, as required at September 30, 1998, 1997 and 1996.

    Schedule VIII-Allowance for Doubtful Accounts                      41

(3) All   other   schedules  to  the  Consolidated  Financial
    Statements specified by Article 12 of Regulation S-X  are
    not   required  under  the  related  instruction  or  are
    inapplicable and therefore have been omitted.

                    INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Orange-co, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Orange-co, Inc. and subsidiaries as of September 30, 1998, and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1998. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 8 (2) herein. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orange-co, Inc. and subsidiaries as of September 30, 1998 and 1997, and results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/KPMG Peat Marwick LLP
------------------------
   KPMG Peat Marwick LLP

Orlando, Florida
December 4, 1998

                  ORANGE-CO, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                           (in thousands)


                                               September 30,   September 30,
                                                   1998            1997
     ASSETS
Current assets:
 Cash and cash equivalents                     $      841      $    1,009
 Receivables                                        8,621           8,441
 Advances on fruit purchases                          879             451
 Inventories                                       50,482          47,089
 Deferred income taxes                              2,476           2,398
 Prepaid and other                                     57             683
                                               -----------     -----------
     Total Current Assets                          63,356          60,071
                                               -----------     -----------
Property and equipment, net                       126,992         123,271
                                               -----------     -----------
Other assets:
 Excess of cost over net assets of acquired
  companies (net)                                  10,647          11,024
 Notes receivable                                   1,196           1,458
 Other                                              6,171           5,305
                                               -----------     -----------
     Total Other Assets                        $   18,014      $   17,787
                                               -----------     -----------
     Total Assets                              $  208,362      $  201,129
                                               ===========     ===========


     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current installments on long-term debt        $    3,753      $    7,276
 Accounts payable                                   5,697           4,113
 Accrued liabilities                               11,690           9,154
                                               -----------     -----------
     Total current liabilities                     21,140          20,543
Deferred income taxes                              23,129          23,676
Other liabilities                                   1,502           1,046
Long-term debt                                     54,901          46,764
                                               -----------     -----------
     Total liabilities                            100,672          92,029
                                               -----------     -----------
Stockholders' equity:
 Preferred stock, $.10 par value, 10,000,000
  shares authorized, none issued                      -               -
 Common stock, $.50 par value, 30,000,000 shares
  authorized, 10,349,399 shares issued              5,175           5,175
 Capital in excess of par value                    71,417          71,417
 Retained earnings                                 31,472          32,887
                                               -----------     -----------
                                                  108,064         109,479
 Less:
  Treasury stock, at cost: 39,424 shares at
   September 30, 1998 and 39,924 shares
   at September 30, 1997                             (374)           (379)
                                               -----------     -----------
     Total stockholders' equity                   107,690         109,100
                                               -----------     -----------
     Total liabilities and stockholders'
     equity                                    $  208,362      $  201,129
                                               ===========     ===========

The accompanying notes are an integral part of the financial statements.

                  ORANGE-CO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                (in thousands except per share data)

                                                 1998        1997       1996
Sales                                          $118,880    $109,337   $119,130
Cost of sales                                   111,602      99,919     97,374
                                               ---------   ---------  ---------
     Gross profit                                 7,278       9,418     21,756
Other income and (expenses), net:
 Selling, general and administrative             (5,806)     (5,310)    (5,193)
 Gain on disposition of property and equipment      122         438         22
 Other                                             (358)         14        (35)
Interest                                         (3,274)     (2,727)    (2,063)
                                               ---------   ---------  ---------
(Loss)income before income tax                   (2,038)      1,833     14,487
Income tax (benefit)expense                        (625)        754      4,396
                                               ---------   ---------  ---------
Net (loss)income                                 (1,413)      1,079     10,091
                                               =========   =========  =========

Net (loss)income per common shares,
 basic and diluted                             $   (.14)   $    .10   $    .98
                                               =========   =========  =========
Average number of common shares
outstanding, basic and diluted                   10,310      10,307     10,301
                                               =========   =========  =========

The accompanying notes are an integral part of the financial statements.


                  ORANGE-CO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                           (in thousands)
                                                 1998        1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)income                              $ (1,413)    $ 1,079     $10,091
                                              ---------    --------    --------
Adjustments to reconcile net (loss)income
 to net cash provided by (used for)
 operating activities:
Depreciation and amortization                    7,583       6,275       4,972
(Decrease)increase deferred income taxes          (625)        197        (504)
(Gain) on disposition of property and
 equipment                                        (122)       (438)        (22)
Changes in assets & liabilities:
 (Increase)decrease in receivables                (180)      6,464      (5,288)
 (Increase)decrease in advances on fruit
  purchases                                       (428)        266          70
(Increase) in inventories                       (3,393)     (4,941)     (6,081)
Decrease(increase) in prepaids and other           626        (665)         15
(Increase)decrease in accounts payable
 and accrued liabilities                         4,120      (4,223)      1,778
 Other, net                                        137         191        (537)
                                              ---------   ---------   ---------
Total adjustments                                7,718       3,126      (5,597)
                                              ---------   ---------   ---------
Net cash provided by operating activities        6,305       4,205       4,494
                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of property & equipment         769       1,807       1,687
Decrease(increase) in note & mortgage
 receivables                                       262       1,100      (1,757)
Additions to property & equipment              (11,280)     (9,654)    (18,498)
(Increase) in other assets                        (841)       (689)     (1,223)
                                              ---------   ---------   ---------
Net cash (used for) investing activities       (11,090)     (7,436)    (19,791)
                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

Cash dividends paid                                -        (1,031)     (1,030)
Proceeds from long-term debt                     4,614       3,722      16,972
Proceeds from issuance of treasury stock             3          41          18
                                              ---------   ---------   ---------
Net cash provided by financing activities        4,617       2,732      15,960
                                              ---------   ---------   ---------
NET (DECREASE)/INCREASE IN CASH AND CASH
EQUIVALENTS                                       (168)       (499)        663

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                           1,009       1,508         845
                                              ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $    841    $  1,009    $  1,508
                                              =========   =========   =========

The accompanying notes are an integral part of the financial statements.


    ORANGE-CO, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                                     EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                                 (in thousands)
                                                                       Total
                                 Capital in                            Stock-
                 Common  Stock   Excess of  Retained  Treasury Stock  holders'
                 Shares  Amount  Par Value  Earnings  Shares   Amount  Equity
Balance at
Sept. 30, 1995   10,349  $5,175  $71,417    $23,823     51    $(483)  $ 99,932

Issuance of
treasury stock     -       -         -          (15)    (4)      33         18

Dividend paid      -       -         -       (1,030)     -        -     (1,030)

Net Income         -       -         -       10,091      -        -     10,091
                 ------  ------   -------   --------  ------   ------  --------

Balance at
Sept. 30, 1996   10,349  $5,175   $71,417   $32,869     47    $(450)  $109,011

Issuance of
treasury stock     -       -         -          (30)    (7)      71         41

Dividend paid      -       -         -       (1,031)     -        -     (1,031)

Net Income         -       -         -        1,079      -        -      1,079
                 ------  ------   -------   --------   ------  ------  --------

Balance at
Sept. 30, 1997   10,349  $5,175   $71,417   $32,887      40    $(379) $109,100

Issuance of
treasury stock     -       -         -           (2)     (1)       5         3

Net Loss           -       -         -       (1,413)      -        -    (1,413)
                 ------  ------   -------   --------   ------   ------  -------
Balance at
Sept. 30, 1998   10,349  $5,175   $71,417   $31,472      39    $(374) $107,690
                 ======  ======   =======   ========   ======  ====== =========

    The accompanying notes are an integral part of the financial statements.

                  ORANGE-CO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

      Description of Operations - Orange-co, Inc. and Subsidiaries (the "Company"), a 52.4% beneficially owned subsidiary of Ben Hill Griffin, Inc. and an affiliate, is principally engaged in growing and processing citrus products as well as packaging and marketing these products and other beverages.

      During the year ended September 30, 1998, the Company had two customers who individually accounted for approximately 20.6% and
15.1%  of  sales.   During the year ended September  30,  1997,  the
Company had two customers who individually accounted for approximately 22.3% and 14.1% of sales. During the year ended September 30, 1996, the Company had two customers who individually accounted for approximately 20.5% and 17.6% of sales.

     Market prices for processed juices are subject to wide fluctuations. The variation in the size of the citrus crop, both domestic and foreign, can result in large changes in the price of the Company's bulk citrus products as well as the cost of production.

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

     Inventories - Inventories produced from purchased fruit, Company-owned groves and purchased finished product are valued at the lower of cost or market, determined using the first-in, first-out (FIFO) method. Inventories of materials and supplies are recorded at the lower of FIFO cost or market. Cost includes all direct and indirect manufacturing costs attributable to production including fruit cost, labor and overhead.

     Unharvested  fruit  crop is stated at  the  lower  of  cost  or
market.   The  cost  for  unharvested fruit crop  is  based  on  the accumulated production costs during the year ended September 30, 1998.

     The   Company  engages  in  frozen  concentrated  orange  juice
("FCOJ") futures hedging activities with the Citrus Associates of the New York Cotton Exchange for the purpose of hedging against price fluctuations of FCOJ, and not for trading or speculative purposes. These activities include selling price and purchase price hedges for FCOJ deliveries and anticipated purchases of FCOJ. Gains or losses realized from hedged transactions of FCOJ deliveries and of anticipated purchases of FCOJ are recognized as an addition or reduction to the selling price or cost of purchased products and flow through the Consolidated Statement of Operations as the associated products are sold. The Company is currently hedging commitments to purchase FCOJ and raw fruit inventory for the 1998-99 season using contracts expiring during November 1998 through March 1999. Unrealized gains and losses are considered in determining lower of cost or market calculations for related FCOJ included in ending inventory.

      Property and Equipment - Property and equipment are recorded at cost less accumulated depreciation. Depreciation is recognized principally using the straight-line method in amounts adequate to depreciate cost over the estimated useful lives of the applicable assets.

     Costs pertaining to planting and caretaking of citrus trees are initially capitalized and then, after the trees reach commercially viable, fruit-producing status, depreciated over the estimated life of the trees.

      Maintenance, repairs and minor renewals are charged to expense as incurred while major renewals and improvements that extend useful lives are capitalized. The cost and related allowance for depreciation or amortization of assets sold or otherwise disposed of are removed from the related accounts, and the resulting gains or losses are reflected in the results of operations.

      Interest is capitalized in connection with the construction of major facilities and young trees planted prior to their productive stage. The interest is amortized over the related asset's useful life through depreciation.

      The Company reviews its long-lived assets and certain identifiable intangibles to be held and used for impairments whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company has reviewed its long-lived assets for impairment and has determined that no adjustment to the carrying value is required.

      Excess of Cost Over Net Assets of Acquired Companies   -   The
excess of the aggregate purchase price over the fair value of net assets acquired is recorded at cost less accumulated amortization of approximately $4,427,000 as of September 30, 1998 and $4,051,000 as of September 30, 1997. Amortization is recognized over a 40-year period using the straight-line method.

     Cash and Cash Equivalents - Cash and cash equivalents consist principally of cash, time deposits and interest bearing investments with maturities of three months or less. For purposes of the Consolidated Statements of Cash Flows, all highly liquid investments are considered to be cash equivalents.

      Earnings Per Share - Net income per share is computed by dividing net income by the weighted average number of common and common stock equivalents issued and outstanding during the period. Effective for interim and annual financial statements for fiscal year ending after December 15, 1997, the FASB has issued SFAS 128
"Earnings per Share" which changes the requirements for the calculation and disclosure of earnings per share in the financial statements. The Company adopted SFAS 128 for its interim and annual reporting periods beginning in its 1998 fiscal year. Its adoption had no material effect on the financial statements.


     Reclassifications    -   Certain  accounts  may   have   been
reclassified in the 1997 and 1996 financial statements to conform to the 1998 financial statement presentation.

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

      Application of Accounting Standards - In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Under the comprehensive income reporting method adopted under SFAS 130 "Reporting Comprehensive Income", gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS 133 is effective for interim and annual periods beginning after June 15, 1999. The Company is currently evaluating, and has not yet determined, the effect that the adoption of SFAS 133 will have on its financial statements.

      The Financial Accounting Standards Board recently issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for the Company's fiscal year
beginning  October 1, 1998.   Under  SFAS  131  the  basis   for
determining an enterprise's operating segments is the manner in which management operates the businesses. The Company does not expect that the adoption of this pronouncement will significantly effect its financial disclosure obligations.

      The Financial Accounting Standards Board has issued SFAS 132, "Employer's Disclosures about Pensions and other Postretirement Benefits", which is effective for the Company's fiscal year beginning October 1, 1998. SFAS l32 requires certain additional disclosures and standardizes the disclosure requirements for pensions and other postretirement benefits. The Company does not expect that the adoption of this pronouncement will significantly impact its financial disclosure obligations.

2.   Financial Instruments Fair Value, Credit Risks, and Off-Balance
     Sheet   Risk   -   The  carrying  amounts  reported  in   the
Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value due to the short-term maturity of these financial instruments. The fair value of notes receivable is not considered practical to estimate due to the nature of the accounts, the lack of a market available to approximate their fair value and their immateriality. The carrying value of the variable rate long-term debt approximates fair value due to frequent repricing. The fair value of the fixed rate long-term debt is estimated using discounted cash flows based upon the incremental borrowing rates currently available to the Company for mortgage loans with similar remaining terms and maturity. The carrying value for these financial instruments and their corresponding fair value are listed below as of September 30, 1998 and 1997.

Financial Instruments at         Carrying Amount       Fair Value
   September 30, 1998                       (in thousands)
Cash and cash equivalents           $   841           $   841
Accounts and notes receivable         9,817             9,817
Accounts payable                      5,697             5,697
Variable rate long-term debt         31,683            31,683
Fixed rate long-term debt with
 financial institutions              26,971            27,088


Financial Instruments at          Carrying Amount     Fair Value
   September 30, 1997                       (in thousands)
Cash and cash equivalents            $ 1,009          $ 1,009
Accounts and notes receivabl           9,899            9,899
Accounts payable                       4,113            4,113
Variable rate long-term debt          32,755           32,755
Fixed rate long-term debt with
 Financial institutions               20,893           20,169
Other long-term debt                     392              392

      As of September 30, 1998, the Company was subjected to a concentration of credit risk as a result of two customers who individually accounted for approximately 12.9% and 12.2% of trade receivables. No collateral is required on these trade receivables due to collection experience and trade practices. Additionally, the Company's accounts receivable are concentrated generally in the beverage and foodservice industries. Management believes the allowance for doubtful accounts is adequate under the circumstances.

      As of September 30, 1998 the Company held contracts for net FCOJ futures positions totaling approximately $1,530,000 net and net FCOJ options with an intrinsic market value of approximately $42,000. Unrealized losses on the contracts for FCOJ futures was approximately $2,000. Exposure to off-balance sheet risk related to these positions results from market fluctuations of FCOJ future prices relative to the Company's open positions. Cash deposit requirements with brokers as of September 30, 1998 totaled approximately $128,000 and will vary with market price fluctuations.

3.   Receivables

      The  major components of receivables as of September 30,  1998 and 1997 are summarized as follows (in thousands):
                                                        1998      1997
Trade receivables                                     $ 8,654   $ 6,699
7%-12.9% mortgage and promissory notes receivable       1,917     2,237
Deposits with brokers, net                                224       312
Other                                                     358     1,689
Allowance for doubtful accounts                        (1,336)   (1,038)
                                                      --------  --------
Net receivables                                         9,817     9,899
Less non-current portion                                1,196     1,458
                                                      --------  --------
Current receivables                                   $ 8,621   $ 8,441
                                                      ========  ========

     As of September 30, 1998 and 1997, 14.9% and 8.5% respectively of the
Company's receivables were due from foreign customers. The Company derived approximately 10.5%, 9.5% and 8.3% of its revenue from foreign sales during fiscal 1998, 1997, and 1996, respectively.

4.   Inventories

      The major components of inventory as of September 30, 1998 and 1997, are summarized as follows (in thousands):

                               1998        1997
Finished goods               $35,390     $32,095
Fruit-on-tree inventory       11,099      10,514
Other                          3,993       4,480
                             -------     -------
Total                        $50,482     $47,089
                             =======     =======

5.   Property and Equipment

      The major components of property and equipment as of September
30, 1998 and 1997 are summarized as follows (in thousands):

                                                            Estimated
                                        1998       1997    Useful Life
                                                              Years
Land and improvements                $  5,906    $  4,838      5 to 30
Citrus groves                          97,322      94,887        33
Buildings and improvements              7,283       8,089     10 to 33
Machinery and equipment                60,941      56,794      3 to 20
Construction in progress                5,840       3,391
                                     --------    --------
                                     $177,292    $167,999
Less accumulated depreciation          50,300      44,728
                                     --------    --------
Total                                $126,992    $123,271
                                     ========    ========

     The  Company  leases equipment under both short and  long  term
operating  leases.   Approximate future  minimum  obligations  under
these  leases with initial or remaining lease terms in excess  of  1 year for the years ended September 30, are as follows:

                        1999         $  549,000
                        2000         $  396,000
                        2001         $  305,000
                        2002         $  173,000
                        2003         $   25,000

      Rent expense charged to operations amounted to approximately $1,504,000 for the year ended September 30, 1998, $2,003,000 for the year ended September 30, 1997, and $1,880,000 for the year ended September 30, 1996.


6.   Accrued Liabilities

     The major components of accrued liabilities as of September 30, 1998 and 1997 are summarized as follows (in thousands):

                                         1998         1997
 Taxes                                 $ 1,754      $  944
 Amounts due inventory suppliers         5,972       4,932
 Accrued labor and benefit expenses      1,923       1,383
 Accrued sales rebates                   1,259       1,169
 Other                                     782         726
                                       -------      ------
 Total                                 $11,690      $9,154
                                       =======      ======

     The Company has marketing contracts with fruit growers ("participation contracts") whereby the Company purchases fruit for a price to be determined by the proceeds ultimately received by the Company for the products sold from that season's fruit. Progress payments are made when the fruit is received. The estimated unpaid portion at September 30, 1998 and 1997 was $5,972,000 and $4,932,000
respectively, "Amounts due inventory suppliers".

7.   Income Taxes

     Total income tax (benefit)expense for the years ended September
30, 1998, 1997 and 1996 was as follows (in thousands):

                                   1998         1997         1996
Income tax (benefit)expense      $ (625)      $  754        $4,396

       Income  tax  (benefit)expense  attributable  to  income  from continuing  operations for the years ended September 30, 1998,  1997 and 1996 consisted of the following (in thousands):

                                   Current    Deferred    Total
Year ended September 30, 1998
 U.S. Federal                        $  -    $ (565)    $ (565)
 State and Local                        -       (60)       (60)
                                     ------- -------    -------
Total                                $  -    $ (625)    $ (625)
                                     ======= =======    =======
Year ended September 30, 1997
 U.S. Federal                        $  498  $  169     $  667
 State and Local                         59      28         87
                                     ------  -------    -------
Total                                $  557  $  197     $  754
                                     ======= =======    =======
Year ended September 30, 1996
 U.S. Federal                        $4,219  $ (454)    $3,765
 State and Local                        681     (50)       631
                                     ------- -------    -------
Total                                $4,900  $ (504)    $4,396
                                     ======= =======    =======

     Income   tax  (benefit)expense  attributable  to  income   from
continuing  operations was $(625,000), $754,000, and  $4,396,000,  for the  years  ended September 30, 1998, 1997, and 1996,  respectively, and  differs from the amounts computed by applying the U.S.  federal income  tax  rate  of  34%  to pretax (loss)income  from  continuing operations as a result of the following (in thousands):

                                                1998       1997       1996
Computed "expected" tax (benefit)expense     $  (693)  $  623     $4,926
Increase (reduction) in income taxes
 resulting from:
  Change in the valuation allowance for
  deferred tax assets allocated to
  income tax (benefit)expense                     12      100     (1,284)
 Loss on foreign operations                       -         7         65
 Amortization of goodwill and other              186       93        128
 State and local income taxes, net
  of Federal income tax (benefit)expense         (44)      58        416
 Foreign sales corporation benefit               (45)     (97)      (106)
 Other, net                                      (41)     (30)       251
                                             --------  -------    -------
Total                                        $  (625)  $  754     $4,396
                                             ========  ========    =======

      The  tax  effects of temporary differences that gave  rise  to significant  portions of the deferred tax assets  and  deferred  tax liabilities at September 30, 1998 and 1997 are presented  below  (in thousands):
                                                   1998        1997
Deferred tax assets:
 Allowance for doubtful accounts               $    503    $    390
 Capitalized inventory costs                        349         119
 Reserve on carrying value of property
  and equipment                                     310          69
 Accrued reserves and expenses                      988       1,479
 Net capital loss carryforwards                     589         589
 Net operating loss carryforwards                 1,126          -
 Investment tax credit carryforwards                394         507
 Alternative minimum tax credit carryforwards       974         974
                                               ---------   ---------
 Total gross deferred tax assets                  5,233       4,127
 Less valuation allowance                          (574)       (674)
                                               ---------   ---------
  Net deferred tax assets                      $  4,659    $  3,453
                                               ---------   ---------
Deferred tax liabilities:
 Plant and equipment, principally due to
  allocation of purchase price of businesses
  acquired and to differences in depreciation
  and capitalized interest                      (25,250)    (24,670)
 Other                                              (62)        (61)
                                               ---------   ---------
  Total gross deferred tax liabilities          (25,312)    (24,731)
                                               ---------   ---------
Net deferred tax liability                     $(20,653)   $(21,278)
                                               =========   =========


      The net change in the total valuation allowance for the year ended September 30, 1998 was a decrease of $100,000, which resulted from expiring investment tax credits. The net changes in the total valuation allowance for the years ended September 30, 1996 and 1997 were a decrease of $1,284,000 and a decrease of $1,096,000, respectively. The decrease in 1997 was principally as a result of investment tax credits expiring unreserved. The Company utilized all of the net operating loss carryforward as of September 30, 1997. Additionally, a net capital loss with a tax benefit of $1,196,000 was utilized during fiscal 1997.

      For the year ended September 30, 1998 the Company paid income taxes of approximately $19,000. Offsetting these payments, the
Company   received  refunds  of  overpayments  in  prior  years   of
approximately $654,000. Income taxes paid amounted to approximately $1,108,000 and $4,256,000, for the years ended September 30, 1997 and 1996 respectively.

      For tax reporting purposes as of September 30, 1998, the Company had unused net capital loss carryforwards of approximately $589,000 and investment tax credit carryforwards of approximately $507,000 which expire in varying amounts through the year 2002. In addition, the Company has alternative minimum tax credit carryforwards of approximately $974,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period. Management believes that the net deferred tax assets of $4,659,000 are materially recoverable.

8.   Notes Payable to Banks and Long-term Debt

      Notes payable to banks and long-term debt as of September 30, 1998 and 1997 consisted of the following (in thousands):

                                               1998         1997
Mortgage notes payable bearing interest
from 6.9% to 7.85% due in varying
installments through 2003                    $33,838      $24,645

Working capital line of credit bearing
a variable rate of interest (6.375% at
9/30/98) based upon the financial
institution's cost of funds, due in
April 2000                                    24,008       28,380

Mortgage note payable bearing interest
at 7% due semi-annually, principal due
annually through January 2009                    579          623

Grove purchase installment notes, bearing
interest at 7% to 8% due in varying
installments through August 2005                 229          392
                                             -------      -------
                                             $58,654      $54,040

Less current installments on long-term
debt and note payable to bank                  3,753        7,276
                                             -------      -------
Total                                        $54,901      $46,764
                                             =======      =======

      Certain mortgage agreements contain loan covenants.  As of September
30, 1998 the Company was out of compliance with loan covenants related to debt service coverage ratios. Waivers were obtained from these financial institutions.



      Principal  payments for the years subsequent to  1999  are  as follows (in thousands):
                          2000            $ 27,710
                          2001            $  6,057
                          2002            $  3,182
                          2003            $  7,830
                          Thereafter      $ 10,122

      As of September 30, 1998 the Company had a $45 million working capital facility, which expires in April 2000, with an outstanding balance of $24,008,000 with additional available borrowings of approximately $8,735,000. As of September 30, 1998, the Company also had additional available short-term borrowings of $10,000,000 under its revolving line of credit, which expires in April 1999.

      Interest paid net of amounts capitalized was approximately $3,264,000, $2,737,000, and $1,949,000 for the years ended September
30, 1998, 1997, and 1996, respectively. Interest capitalized was approximately $651,000, $799,000, and $742,000 for the years ended September 30, 1998, 1997, and 1996, respectively.

9.   401(k) Plan

      The Company provides a retirement plan (the "Plan") which meets the qualifications under Section 401(k) of the Internal Revenue Code (the "Code"). Employees who have completed the required service (as defined) are eligible to make tax-deferred contributions and to
participate  in  an  employer matching  contribution.   The  Company
contributed approximately $86,000, $66,000, and $61,000, under the Plan for the years ended September 30, 1998, 1997, and 1996, respectively. The Company also accrued approximately $90,000 during fiscal 1998 for contributions to the Plan for the 1998 Plan year. In December 1990, the assets of the Employees Stock Ownership Trust ("ESOT") were merged into the Plan. At September 30, 1998 the Plan held approximately .45% of the outstanding common stock of the Company.

10.  Profit Sharing Plan

      Effective January 1, 1993, the Company established a Profit Sharing Retirement Plan ("Profit Sharing Plan") which meets the qualifications of Section 401(c) of the Code. All employees begin participation on the later of January 1, 1993 or date of employment. Vesting is governed by a seven year graduated vesting schedule including credit for continuous service with the Company prior to the effective date. The Company's discretionary contribution is determined annually by the Board of Directors and is allocated among eligible participants' accounts in the proportion that each participant's compensation bears to the total qualified compensation of all eligible employees during the year. The Company contributed approximately $269,000 and $694,000 to the Profit Sharing Plan during fiscal 1998 and 1997, respectively, which represented discretionary contributions for the 1997 and 1996 Profit Sharing
Plan years, respectively. In addition, the Company accrued approximately $225,000 during fiscal 1998 to be contributed to the Profit Sharing Plan for the 1998 Plan year.

11.  Other Retirement Benefits

      Certain officers and employees have employment contracts for additional retirement benefits, the cost of which is being accrued on a present value basis over the remaining term of the employment
agreements.   The  lives  of the officers and  employees  have  been
insured as a means of funding such benefits. These contracts became effective for fiscal 1994 and thereafter. The Company incurred expenses related to these benefits of approximately $185,000, $251,000, and $66,000 for the years ended September 30, 1998, 1997 and 1996, respectively. The accrued liability for these additional retirement benefits at September 30, 1998 was approximately $870,000. The Company has no additionally reportable post retirement or employment benefits.

12.  Stock Options

      In  April  1987, the Company adopted an Employee Stock  Option
Plan (the 1987 Plan) under which a committee of the Board of Directors was authorized to grant either incentive stock options ("ISOs") or non-qualified stock options. The 1987 Plan provided for the granting of ISOs and non-qualified options for a period of ten years to purchase up to an aggregate of 750,000 shares of common
stock.   The option price of all common stock issued under the 1987
Plan was at least 100% of the fair market value on the date of grant.
The options granted to purchase shares generally became exercisable on a cumulative basis at 33-1/3% each year, commencing with the second year. The 1987 Plan expired during fiscal 1997 and no further options can be granted. There are options on 18,825 shares issued and outstanding as of September 30, 1998.

      A  summary of the changes in the shares under option  for  the
1987 Plan is as follows:
                                     1987 Plan
                               Shares         Price
Outstanding at
September  30, 1995            44,100    $5.4375 - $10.00

 Granted                          -              -
 Exercised                      3,500    $5.4375
 Expired                        9,375    $5.4375 - $10.00
Outstanding at
September  30, 1996            31,225    $5.4375 - $10.00

 Granted                          -              -
 Exercised                      7,500    $5.4375
 Expired                        4,400    $9.6250 - $10.00
Outstanding at
September 30, 1997             19,325    $5.4375 - $9.625

 Granted                          -              -
 Exercised                        500    $9.4887
 Expired                          -              -
Outstanding at
September 30, 1998             18,825    $5.4375 - $9.625

Options granted under the 1987 Plan expire at various dates through August 2001. Stock options under the 1987 Plan are accounted for using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock
Issued to Employees". Under this method there was no reportable intrinsic value for outstanding options.

13.  Related Party Transactions

      Ben Hill Griffin, Inc. and an affiliate collectively and beneficially held approximately 52.4% majority ownership of Orange-co, Inc. as of September 30, 1998. Ben Hill Griffin, Inc. is a privately owned agribusiness corporation located in Frostproof, Florida.

     During the fiscal year ended September 30, 1998 the Company had incurred an estimated $6,001,000 in fruit participation cost from fruit purchased from its parent, Ben Hill Griffin, Inc. Of that amount approximately $2,427,000 was paid as of September 30, 1998 with the accrued balance of $3,574,000 to be paid by March 1, 1999. Final payment amounts under the Company's fruit participation program are based upon returns from the ultimate disposition of the fruit received. For the fiscal year ended September 30, 1997 the Company incurred a total of $9,224,000 in fruit participation cost from fruit purchased from its parent, Ben Hill Griffin, Inc. As of September 30, 1997 a total of $6,085,000 had been paid against this amount and an estimated balance of $3,139,000 was accrued to be paid on March 1, 1998. For the fiscal year ended September 30, 1996 the Company incurred a total of $6,323,000 in fruit participation cost from fruit purchased from its parent, Ben Hill Griffin, Inc. As of September 30, 1996 a total of $3,212,000 had been paid against this amount and an estimated balance of $3,111,000 was accrued to be paid on March 1, 1997. Fruit purchases made from the parent company under the Company's participation program are under terms equivalent to fruit purchased from other grower participants. For the fiscal year ended September 30, 1996 the Company also incurred $392,000 for fruit purchased from Ben Hill Griffin, Inc. under a spot fruit purchase contract. Additionally, the Company paid approximately $2,716,000, $2,539,000, and $2,862,000, to Ben Hill Griffin, Inc.
for other goods and services, principally the purchase of fertilizer and citrus trees at prices approximating market, during fiscal 1998, 1997 and 1996, respectively.


14.  Interim Financial Information (unaudited)
          (in thousands except per share amounts)

                                       Gross                    Earnings
Quarters Ended              Sales      Profit     Net Income    Per Share
Fiscal 1998
  September 30, 1998      $ 29,945    $ 3,941    $    790       $  .08
  June 30, 1998             31,418      4,861       1,656          .16
  March 31, 1998            31,807       (489)     (1,899)        (.18)
  December 31, 1997         25,710     (1,035)     (1,960)        (.19)
                          --------    --------   ---------     --------
                          $118,880    $ 7,278    $ (1,413)     $  (.14)
                          ========    ========   =========     ========

Fiscal 1997
  September 30, 1997      $ 25,399    $   959    $   (280)     $  (.04)
  June 30, 1997             26,360        998        (455)        (.04)
  March 31, 1997            29,154      2,750         276          .03
  December 31, 1996         28,424      4,711       1,538          .15
                          --------    -------       ------     --------
                          $109,337    $ 9,418    $  1,079      $   .10
                          ========    =======    =========     ========



                  ORANGE-CO, INC. AND SUBSIDIARIES
           SCHEDULE VIII - ALLOWANCE FOR DOUBTFUL ACCOUNTS
        FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                           (in thousands)


Column A                  Column B    Column C       Column D      Column E

                          Balance @   Additions
                          Beginning   Charged to                   Balance @
Description               of Period    Expense      Deductions   End of Period

Year ended
     September 30, 1998     $1,038       $677         $(379)        $1,336
                            ======       ====         ======        ======
Year ended
     September 30, 1997     $  918       $120         $ -           $1,038
                            ======       ====         ======        ======
Year ended
     September 30, 1996     $  798       $120         $ -           $  918
                            ======       ====         ======        ======


ITEM   9.    Changes  In  and  Disagreements  With  Accountants   on
Accounting and Financial Disclosure

          None

                              PART III


Item 10.  Directors and Executive Officers of the Registrant

      The information required by Item 10 will be set forth in the Company's 1999 Proxy Statement under the caption "Nominees For Election As Directors" and is incorporated herein by reference.

Item 11.  Executive Compensation

      The information required by Item 11 will be set forth in the Company's 1999 Proxy Statement under the caption "Executive Officers and Compensation" and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

      The information required by Item 12 will be set forth in the Company's 1999 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners", "Nominees for Election as Directors" and "Stock Ownership of Executive Officers", and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      The information required by Item 13 will be set forth in the Company's 1999 Proxy Statement under the caption "Transactions With Management And Others" and is incorporated herein by reference.

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


                                  ORANGE-CO, INC.
                                  (Registrant)


Date:  December 14, 1998          By:/s/ Gene Mooney
                                     Gene Mooney
                                     President and
                                     Chief Operating Officer




Date:  December 14, 1998          By:/s/ Dale A. Bruwelheide
                                     Dale A. Bruwelheide
                                     Vice President,
                                     Chief Financial Officer and
                                     Principal Accounting Officer

                             SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:  December 14, 1998          /s/ B. H. Griffin, III
                                      B. H. Griffin, III
                                      Chairman, CEO and Director


Date:  December 14, 1998          /s/ Richard A. Coonrod
                                      Richard A. Coonrod
                                      Director


Date:  December 14, 1998          /s/ Paul E. Coury, MD
                                      Paul E. Coury, MD
                                      Director


Date:  December 14, 1998          /s/ George W. Harris, Jr.
                                      George W. Harris, Jr.
                                      Director


Date:  December 14, 1998          /s/ Dr. W. Bernard Lester
                                      Dr. W. Bernard Lester
                                      Director


Date:  December 14, 1998          /s/ Bobby F. McKown
                                      Bobby F. McKown
                                      Director


Date:  December 14, 1998          /s/ Gene Mooney
                                      Gene Mooney
                                      Director


Date:  December 14, 1998          /s/ C. B. Myers, Jr.
                                      C. B. Myers, Jr.
                                      Director


Date:  December 14, 1998          /s/ Thomas H. Taylor, Sr.
                                      Thomas H. Taylor, Sr.
                                      Director

                 SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.


For the fiscal year                               Commission File
ended September 30, 1998                          Number 1-6442



                              FORM 10-K
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934



                           ORANGE-CO, INC.
       (Exact name of registrant is specified in its charter)


                              EXHIBITS

                               INDEX

                           EXHIBITS INDEX

Exhibit               Description of Exhibits             Sequential
No.                                                        Page No.

3.1        Restated  Articles  of  Incorporation  of  the
           company, as amended, filed as Exhibits 3.1  to
           Stoneridge   Resources,  Inc.'s   Registration
           Statement  No.  33-24085  on  Form   S-1   and
           incorporated herein by reference.

3.2        By-laws  of the Company, as amended the year         52
           ended September  30, 1998.

10.8       Orange-co of Florida, Inc. Deferred Compensation
           Plan effective December 1, 1988 as amended through December 15, 1994 last filed as Exhibit
           10.8 on Form 10-K for fiscal year ended September
           30, 1994.

10.12      Loan Agreement between Orange-co, Inc. Orange-co     65
           of Florida, Inc. and Farm Credit of Southwest
           Florida, ACA, dated April 10, 1993 and originally filed as Exhibit 10.12 on Form 10-Q for the fiscal quarter ended March 31, 1993.


                          EXHIBITS INDEX
                                                          Sequential
Exhibit               Description of Exhibits              Page No.
No.

10.14      Loan  Agreement By and Among Orange-co,  Inc.        96
           and  Orange-co of Florida, Inc. and Sun  Bank
           National Association for a Revolving Line  of
           Credit  in  the  amount of $20,000,000  dated
           June  16, 1993 and originally filed as Exhibit
           10.14 on Form 10-Q for the fiscal quarter ended
           June 30, 1993.

10.15      Thermal Energy Sales Agreement By and Between       137
           Orange-co of Florida, Inc. and AP Cogen Ltd., dated May 27, 1993 and originally filed as
           Exhibit 10.15 on Form 10-Q for the fiscal quarter ended June 30, 1993.

10.17      Orange-co   of   Florida,   Inc.   Management       170
           Security Plan effective October 1, 1993 and originally filed as Exhibit 10.17 on Form 10-Q for the fiscal quarter ended December 31, 1993.

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

10.20 Stock Acquisition Agreement Between Orange-co, Inc. and Childs Oil Company, Inc. dated
           September  9,  1994  for the  sale  of  Frank
           Carroll Oil Company Stock as originally filed as Exhibit 10.20 on Form 10K for the fiscal year ended September 30, 1994 and incorporated herein by reference.

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

10.28      The  Seventh Amendment to the Loan  Agreement
           By  and  Among Orange-co, Inc., Orange-co  of
           Florida,  Inc.  and  SunTrust  Bank,  Central
           Florida,  National Association dated February
           3, 1998 and filed as Exhibit 10.28 on Form 10-
           Q for the fiscal quarter ended December 31, 1997 and incorporated herein by reference.

10.29      Renewal Term Note between Orange-co, Inc. and
           Farm  Credit of Southwest Florida, ACA  dated
           April  1, 1998 and filed as Exhibit 10.29  on
           Form  10-Q for the fiscal quarter ended March
           31,   1998   and   incorporated   herein   by
           reference.

                                -48-




                          EXHIBITS INDEX                  Sequential
                                                           Page No.
Exhibit               Description of Exhibits
No.

10.30      Loan  Agreement by and among Farm  Credit  of
           South  Florida, ACA, Farm Credit of Southwest
           Florida, ACA, and Orange-co, Inc. and Orange-
           co  of Florida, Inc. dated June 30, 1998  and
           filed  as Exhibit 10.30 on Form 10-Q for  the
           fiscal  quarter  ended  June  30,  1998   and
           incorporated herein by reference.

10.31      Consolidated,  Amended and  Restated  Florida
           Mortgage   and  Security  Agreement   between
           Orange-co  of Florida, Inc. and John  Hancock
           Mutual  Life Insurance Company dated June  2,
           1998;  and Renewal Note between Orange-co  of
           Florida,  Inc. and John Hancock  Mutual  Life
           insurance  Company dated  June  2,  1998  and
           filed  as Exhibit 10.30 on Form 10-Q for  the
           fiscal  quarter  ended  June  30,  1998   and
           incorporated herein by reference.

21         Subsidiaries of the Company.                       50

24.1       Consent letter from KPMG Peat Marwick LLP.         51

27         Financial Data Schedule (Electronic Filing Only)

99.2       First Amendment to Orange-co of Florida, Inc.
           401(k)   Salary   Deferral   Plan   effective
           December 15, 1994 and incorporated herein by reference.

99.3       Profit Sharing Plan and Trust for Employees        181
           of Orange-co of Florida, Inc. effective
           January 1, 1993 and originally filed as
           Exhibit 99.3 on Form 10K for the fiscal
           year ended September 30, 1994.


                                -49-