Form 10-Q
period 1998-12-31
ORANGE CO INC /FL/
filed 1999-02-16
CIK 4507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C. 20549


                              FORM 10-Q


(Mark One)
(X)   QUARTERLY  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934              (NO FEE REQUIRED)

For the Quarter Ended December 31, 1998


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


                            Yes  XX    No

Number of shares outstanding of common stock, $.50 par value, as of February 12, 1999: 10,309,975 shares

                  ORANGE-CO, INC. AND SUBSIDIARIES

                              FORM 10-Q

                          TABLE OF CONTENTS
                                                                       PAGE NO.

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets
          December 31, 1998 (unaudited) and September 30, 1998 (audited)    3

         Consolidated Statements of Operations (unaudited)
          Three Months ended December 31, 1998 and 1997                     4

         Consolidated Statements of Cash Flows (unaudited)
          Three Months ended December 31, 1998 and 1997                     5

         Notes to Consolidated Financial Statements (unaudited)           6-8

         ITEM 2.

         Management's Discussion and Analysis of Results of Operations
          and Financial Condition                                        9-14

PART II. OTHER INFORMATION

       ITEM 6.

       Exhibits and Reports on Form 8 K                                    15

       SIGNATURES                                                          15

                    PART 1. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS
                  ORANGE-CO, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                           (in thousands)

                                      December 31,    September 30,
                                          1998             1998
ASSETS                                (unaudited)       (audited)
Current assets:
Cash and cash equivalents                $    479        $    841
Receivables                                10,958           8,621
Advances on fruit purchases                   955             879
Inventories                                57,012          50,482
Deferred income taxes                       2,451           2,476
Prepaid and other                             460              57
                                         ---------       ---------
     Total current assets                  72,315          63,356
                                         ---------       ---------
Property and equipment, net               126,641         126,992
                                         ---------       ---------
Other assets:
Excess  of cost over net assets  of
acquired companies                         10,553          10,647
Notes receivable                            1,276           1,196
Other                                       6,776           6,171
                                         ---------       ---------
     Total other assets                    18,605          18,014
                                         ---------       ---------
     Total assets                        $217,561        $208,362
                                         =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current installments on long-term debt      3,730           3,753
Accounts payable                            8,192           5,697
Accrued liabilities                        11,094          11,690
                                         =========       =========
     Total current liabilities             23,016          21,140
Deferred income taxes                      23,425          23,129
Other liabilities                           1,623           1,502
Long-term debt                             60,232          54,901
                                         =========       =========
     Total liabilities                    108,296         100,672
                                         =========       =========
Stockholders' equity:
 Preferred stock, $.10 par value,
  10,000,000 shares authorized;
  none issued                                 -               -
 Common stock, $.50 par value,
  30,000,000 shares authorized;
  10,349,399 shares issued                  5,175           5,175
Capital in excess of par value             71,417          71,417
Retained earnings                          33,047          31,472
                                         ---------       ---------
                                          109,639         108,064
Less:
Treasury  stock,  at  cost:  39,424
shares at December 31, 1998 and
September 30, 1998                           (374)           (374)
                                         ---------       ---------
  Total stockholders' equity              109,265         107,690
  Total liabilities and stockholders'
   equity                                $217,561        $208,362

THE ACCOMPANYING NOTES ARE ANINTEGRAL PART OF THE FINANCIAL STATEMENTS.

                  ORANGE-CO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                             (unaudited)
              (in thousands except for per share data)


                                               1998     1997
Sales                                        $32,996   $25,710
Cost of sales                                 27,983    26,745
                                             --------  --------
     Gross profit(loss)                        5,013    (1,035)

Other costs and expenses, net:
 Selling, general and administrative          (1,575)   (1,323)
 Gain on disposition of property and
  equipment                                      -         136
 Other                                           (28)      (42)
Interest                                        (846)     (731)
                                             --------  --------
Income(loss) before income taxes               2,564    (2,995)
Income tax expense(benefit)                      989    (1,035)
                                             --------  --------
Net income(loss)                             $ 1,575   $(1,960)
                                             ========  ========

Net income(loss) per common share,
basic and diluted:                           $   .15   $  (.19)
                                             ========  ========
Average number of common and common
 equivalent shares outstanding                10,310    10,309
                                             ========  ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                  ORANGE-CO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                             (unaudited)
                           (in thousands)

                                                     1998     1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)                                   $ 1,575  $(1,960)
                                                   -------- --------
Adjustments to reconcile net
income(loss) to net cash provided by
(used for) operating activities:
 Depreciation and amortization                       1,927    1,742
 Increase(decrease) in deferred income taxes           321   (1,035)
 Gain on disposition of property and equipment         -       (136)
 Change in assets & liabilities:
  (Increase) in receivables                         (2,337)  (2,681)
  (Increase)decrease in advance on fruit purchases     (76)      19
  (Increase)decrease in inventory                   (6,530)   6,221
  (Increase)increase in prepaids and other            (403)     293
  Increase in accounts payable and
    accrued liabilities                              1,899      264
  Other, net                                            80      299
                                                    -------  -------
Total adjustments                                   (5,119)   4,986
                                                    -------  -------
Net cash (used for)provided by operating
  activities                                        (3,544)   3,026
                                                    -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of property & equipment              29      750
(Increase)decrease in note & mortgage receivables      (80)      15
Additions to property & equipment                   (1,447)  (2,401)
Increase in other assets                              (628)     (20)
                                                    -------  -------
Net cash (used for) investing activities            (2,126)  (1,656)
                                                    -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from short-term debt                          -      5,000
Proceeds from(payments on)long-term debt             5,308   (6,028)
Issuance of treasury stock                             -          3
                                                    -------  -------
Net cash provided by(used for) financing
  activities                                         5,308   (1,025)
                                                    -------  -------
NET (DECREASE)INCREASE IN CASH AND CASH
  EQUIVALENTS                                         (362)     345

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       841    1,009
                                                    ------- --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  479  $ 1,354
                                                    ======= ========

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

       In the opinion of the management of the Company, the accompanying unaudited interim financial statements reflect adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, which are necessary to present fairly the financial position, results of operations and cash flows for the periods presented:

     -    Unaudited Consolidated Balance Sheet at December 31, 1998

     -    Audited Consolidated Balance Sheet at September 30, 1998

     - Unaudited Consolidated Statements of Operations and Statements of Cash Flows for the three month periods ended December 31, 1998 and 1997


2.   NOTES PAYABLE AND LONG-TERM DEBT

      As of December 31, 1998, the Company had access to a $45 million working capital line of credit facility collateralized by most of the Company's current assets which is payable in April 2000. Accordingly, the balance at December 31, 1998 was classified as long-term. The outstanding balance at December 31, 1998 was approximately $30,293,000 with approximately $9,120,000 additionally available to be borrowed under a borrowing base calculation of this facility. The interest rate on the facility is variable based upon the financial institution's cost of funds plus a margin.

      Additionally, as of December 31, 1998 the Company had a $10 million short-term capital revolving credit facility. As of December 31, 1998 there was no outstanding balance on this facility. The interest rate is variable based upon the financial institution's cost of funds plus a margin.

      At December 31, 1998, the Company's outstanding long-term debt (including the $30,293,000 balance on the working capital line of credit facility) was approximately $63,962,000, of which $3,730,000 matures in the next twelve months and the remainder matures at various times over the subsequent ten years. At December 31, 1998, the Company was in compliance with all of its loan covenants.

      Interest paid, net of amounts capitalized, was approximately $882,000 and $724,000 for the three months ended December 31, 1998 and 1997, respectively. Interest capitalized was approximately $119,000 and $115,000 for the three months ended December 31, 1998 and 1997, respectively.

3.   INVENTORIES

     Inventories  are  stated  at  the  lower  of  cost  or  market.
Inventories are maintained on a full absorption cost method and flow on a first-in, first-out average cost basis. The cost of growing fruit is accounted for as fruit on tree inventory.

     The major components of inventory are summarized as follows (in thousands):

                         December 31,     September 30,
                            1998               1998
Finished goods            $42,377            $35,390
Fruit-on-tree              11,293             11,099
Other                       3,342              3,993
                          -------            -------
Total                     $57,012            $50,482
                          =======            =======


    As of December 31, 1998 the Company held contracts for frozen concentrated orange juice ("FCOJ") futures positions totaling approximately $13,785,000 with unrealized losses of approximately $502,000. Exposure to off-balance sheet risk related to these positions results from market fluctuations of FCOJ futures prices relative to the Company's open positions. Cash deposits with brokers as of December 31, 1998 totaled $1,065,000 and vary with market price fluctuations.

4. OTHER

    Substantially all sales are to entities that market citrus and citrus-related products. During the three month period ended December 31, 1998 the Company had two customers who individually accounted for approximately 18.6% and 17.0% of total sales. During the three month period ended December 31, 1997 the Company had two customers who individually accounted for approximately 22.4% and 12.8% of total sales.

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

The  provision  for income taxes for the three month  periods  ended
December 31, 1998 and 1997 is summarized as follows (in thousands):

                                      1998      1997
Current:
   Federal income tax              $ 553    $    -
   State income tax                  116         -
                                   -----    ---------
   Total                             669    $    -
                                   -----    ---------
Deferred:
   Federal income tax (benefit)    $ 289    $   (935)
   State income tax (benefit)         31        (100)
                                   -----    ---------
   Total                           $ 320    $ (1,035)
                                   -----    ---------
   Total provision for income
    taxes(benefit)                 $ 989     $(1,035)
                                   =====     ========


    The following is a reconciliation of the expected income tax expense computed at the U.S. Federal statutory rate of 34% and the actual income tax provisions for the quarters ended December 31, 1998 and 1997 (in thousands):

                                                       1998      1997
Expected income tax (benefit)                         $  872   $(1,018)
Increase(decrease) resulting from:
   State income taxes, net of federal tax benefit         71       (77)
   Permanent items and other                              46        60
                                                      ------   --------
   Total provision for income taxes                   $  989   $(1,035)
                                                      ======   ========

    No material tax payments were required in the first quarter of 1999 or 1998.


6.   APPLICATION OF ACCOUNTING STANDARDS

     In June 1998 FASB issued SFAS No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Under the comprehensive income reporting method adopted under SFAS 130 "Reporting Comprehensive Income", gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS 133 is effective for interim and annual periods beginning after June 15, 1999. The Company is currently evaluating, and has not yet determined, the effect that the adoption of SFAS 133 will have on its financial statements.

      The Financial Accounting Standards Board recently issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for the Company's fiscal year beginning October 1, 1998. Under SFAS 131 the basis for determining an enterprise's operating segments is the manner in which management operates the businesses. The Company plans to adopt these disclosures as of the end of the current fiscal year as provided for in the application requirement of SFAS 131.

                  ORANGE-CO, INC. AND SUBSIDIARIES

                           PART I - ITEM 2

                Management's Discussion and Analysis
          of Financial Condition and Results of Operations

  First Quarter of Fiscal 1999 versus First Quarter of Fiscal 1998

     The following is management's discussion and analysis of significant factors which have affected the Company's operations during the periods included. It compares the Company's operations for the three month period ended December 31, 1998 to operations for the three month period ended December 31, 1997.

    The following table reflects changes in sales, cost of sales and gross profit by division and other changes in the Statements of Operations through net income between the respective periods.


Three Months Ended December 31, 1998 vs. Three Months Ended December 31, 1997
                        Increases/(Decreases)
                           (in thousands)

                                                                   Net
                                                               Changes to
                                      Sales    Cost of Sales     Income
Beverage Division . . . . . . . .    $ 7,630      $ 1,668       $ 5,962
Grove Management Division . . . .       (344)        (430)           86
                                     --------     --------       -------
Total . . . . . . . . . . . . . .    $ 7,286      $ 1,238       $ 6,048
                                     ========     ========      ========
Other costs and expenses, net:
 Selling, general and administrative . . . . . . . . . . .         (252)
 Gain on disposition of property and equipment . . . . . .         (136)
 Other . . . . . . . . . . . . . . . . . . . . . . . . . .           14
Interest . . . . . . . . . . . . . . . . . . . . . . . . .         (115)
                                                                --------
Income before income taxes . . . . . . . . . . . . . . . .        5,559
Income tax expense . . . . . . . . . . . . . . . . . . . .       (2,024)
                                                                --------
Net income . . . . . . . . . . . . . . . . . . . . . . . .      $ 3,535
                                                                ========

                                SALES

    Sales for the three month period ended December 31, 1998 increased approximately $7,286,000 compared to the same period in the prior year. The Beverage Division accounted for the principal increase for the current period with increased sales of approximately $7,630,000. Grove Management Division sales decreased approximately $344,000 for the current period compared to the same period in the prior year.

BEVERAGE DIVISION The increase in Beverage Division sales of approximately $7,630,000 during the current three month period compared to the same period in the prior year, resulted from numerous increases and decreases in sales volume, prices, or combinations thereof.

    The principal component of this increase resulted from an increase in the sale of the Company's bulk citrus juice products of approximately $5,424,000. This increase in bulk citrus juice products resulted principally from higher prices for these products of approximately $7,459,000 during the current period compared to the same period in the prior year. As the Company entered the 1998-99 season, the United States Department of Agriculture (USDA) announced in October 1998 an estimated Florida orange crop of
approximately     190,000,000    boxes     of     round     oranges.

This estimate, if true, represents a significant decrease from the 1997-98 actual crop of 244,000,000 boxes of round oranges and the 1996-97 actual crop of 226,200,000 boxes. The anticipation of a significant decrease in the crop has had the effect of increasing prices throughout the first quarter of fiscal 1999.

   Partially offsetting the increase in sales from higher prices was a decrease of approximately $2,035,000 from decreased volumes of bulk citrus juices sold in the current three month period compared to the same period in the prior year. This decrease in sales volume was due primarily to unusually higher shipments of bulk citrus products in the first three months of the prior year.

    Sales of the Company's packaged citrus juice products sold increased approximately $2,246,000 compared to the same period in the prior year. Of this increase approximately $2,878,000 was a result of higher volumes compared to the same period in the prior year. Lower prices for these products resulted in a partially offsetting decrease of approximately $632,000.

    The Company's non-orange packaged juices and drink base products sales decreased approximately $41,000 during the current period compared to the same period in the prior year. Of this total, increases in the volume of sales of these products accounted for increases of approximately $174,000. Price decreases resulted in an offsetting decrease in revenues of approximately $215,000 on these products during the current period compared to the same period in the prior year.

    Revenues from the sale of the Company's citrus by-products, including feed, pulp cells, and citrus oils, decreased approximately $70,000 principally as a result of lower prices for by-products being produced and sold during the current period compared to the same period in the prior year.

     Storage, handling, processing citrus for customers under contract, and other revenues increased approximately $71,000 during the current period compared to the same period in the prior year. This increase was due primarily to an increase in the volume of services performed during the current three month period.

GROVE MANAGEMENT DIVISION Grove Management Division sales decreased approximately $344,000 in the current three month period compared to the same period in the prior year. The principal decrease of approximately $360,000 resulted from a decrease in harvesting activities due to a later start of the harvesting season. Additionally, revenues from caretaking activities decreased approximately $62,000 during the current three month period compared to the same period in the prior year. Partially offsetting these decreases was an increase of approximately $78,000 in revenues from the sale of fruit to third party packers and processors.

                            GROSS PROFIT

    Gross profit for the three month period ended December 31, 1998 increased approximately $6,048,000 compared to the same period in the prior year. The principal increase of approximately $5,962,000 occurred in the Beverage Division. Additionally, there was a increase in gross profit of approximately $86,000 in the Grove Management Division during the current period compared to the same period in the prior year.

BEVERAGE  DIVISION  The increase in gross profit  of  the  Company's
Beverage Division of approximately $5,962,000 during the current period compared to the same period in the prior year as a result of numerous offsetting increases and decreases in volumes, prices, costs of production, and combinations thereof. The effects of these changes are quantified as follows.

     The principal component was an increase in gross profit of approximately $6,769,000 which resulted from an increase from the sale of bulk citrus juice products during the current period compared to the same period in the prior year.

Of this increase approximately $7,459,000 resulted from higher prices for the Company's bulk citrus juice products. This increase was the result of depressed prices during the first three months of the prior year due to the announcement in October 1997 of an historically large Florida crop of round oranges. The anticipation of this record crop had a deflating effect on prices throughout the first quarter of fiscal 1998 and beyond.

   Partially offsetting this increase was a decrease in gross profit of approximately $690,000 due to higher cost of raw fruit and concentrate used in the production of bulk citrus juice products sold during the current three month period compared to the same period in the prior year.

    The Company utilizes the FCOJ futures market to hedge fruit inventory, anticipated requirements and sales commitments of FCOJ. The effects of this hedging activity, if any, are reflected in sales or in the cost of inventories and flow through the Consolidated Statements of Operations as the associated products are sold. As of December 31, 1998 the Company held contracts for FCOJ futures with unrealized losses of approximately $502,000 which would have been realized if said positions had been prematurely liquidated on that date. These unrealized losses are based upon the closing market prices of equivalent futures obligations and do not necessarily represent prices at which the Company expects to sell or purchase the FCOJ.

    The table below provides information about the Company's FCOJ futures contracts, that are sensitive to changes in commodity prices, specifically FCOJ prices. The table presents the total dollar contract amount by expected maturity dates. Contract amounts are used to calculate the contractual payments of FCOJ to be exchanged under the futures contracts. Contractual cash flows from these derivative financial instruments, if executed at maturity, would be as follows at December 31, 1998:

                                    Contractual
                                    Cash Flows
                               Inflows/(Outflows)    Maturity Date

FCOJ Futures (Net  long)         $(11,584,000)    January-March 1999

    The contractual cash flows from the derivatives are based upon the execution of the underlying futures contracts and do not necessarily represent actual cash flows when the futures contract mature or otherwise terminate.

    Gross profit on the sales of packaged citrus juice products decreased approximately $881,000 during the current three month period compared to the same period in the prior year. Of this decrease approximately $632,000 resulted from decreased prices. Additionally, gross profit decreased approximately $249,000 as a result of a higher cost of inventory in the current period.

    Gross profit from the sale of the Company's non-orange packaged juices and drink base products increased approximately $268,000 during the current period compared to the same period in the prior year. This increase was primarily a result of lower cost of
ingredients   and   conversion  cost  in  the  current   period   of
approximately $483,000. This increase was partially offset by decreased prices during the current three month period compared to the same period in the prior year of approximately $215,000.

   Gross profit from citrus by-products, including feed, pulp cells, and citrus oils, increased approximately $71,000 during the current period compared to the same period in the prior year. The principal reason for this increase was a decrease in the cost of production of approximately $291,000 compared to the same period in the prior year. Decreased prices of approximately $220,000 during the current three month period resulted in partially offsetting the reduction of gross profit.

    Gross profit from storage, handling, and other activities increased by approximately $85,000 during the current period due principally to an increase in the volume of these services provided compared to the same period in the prior year.

    During the current three month period gross profit decreased by approximately $350,000 principally as a result of the partial settlement of an insurance claim related to the recovery of operating expenses in the first quarter of the prior year which were incurred as a result of an involuntary conversion of certain inventory. In July 1997, a storm containing strong winds damaged a product storage warehouse and some inventory. There was no comparable payment in the current period.


GROVE MANAGEMENT DIVISION Grove Management Division gross profit increased approximately $86,000 during the current three month period compared to the same period in the prior year. The principal increase of approximately $161,000 resulted primarily from increased prices for fruit sold to third party packers and processors. Gross profit from caretaking activities decreased approximately $57,000 during the current three month period. Additionally, gross profit from harvesting activities decreased approximately $18,000 due principally to seasonal fluctuations.


            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


     Selling, general and administrative expenses increased approximately $252,000 for the current three month period compared to the same period in the prior year. Of this increase approximately $92,000 resulted from an increase in salary and benefit costs while approximately $160,000 resulted from an increase in other costs.


            GAIN ON DISPOSITION OF PROPERTY AND EQUIPMENT


    The gain on the disposition of property and equipment decreased approximately $136,000 for the current three month period as
compared  to  the  same  period in the prior  year.   This  decrease
resulted from the gain from insurance proceeds for business interruption, related to a product storage warehouse during the prior year, previously mentioned. There was no comparable event in the same period in the current year.


                          INTEREST EXPENSE


    Interest expense increased approximately $115,000 during the current three month period compared to the same period in the prior year. The primary increase of approximately $338,000 was due to an increase in the average outstanding debt. Offsetting this increase was a decrease of approximately $247,000 that resulted from a decrease in interest rates. Additionally, an increase of approximately $24,000 was due to a decrease in interest income and an increase in other related interest charges.

                   LIQUIDITY AND CAPITAL RESOURCES


    The Company's Bartow processing plant normally operates from early November through late May or June. While the plant is in operation, the inventory of processed juice increases to a level which will cover anticipated deliveries until the following November when the plant begins operation again. The Company's working capital credit facility is generally utilized to finance these inventories. Borrowings under this credit facility normally peak in late May or June. The Company began processing activities for the 1998-99 season in November.

    The Company's ability to generate cash adequate to meet its needs, including the financing of its inventories and trade receivables, has been supported primarily by cash flow from operations and periodic borrowings under its $45 million credit facility. This facility is secured principally by most of the Company's current assets. The outstanding balance at December 31, 1998 was approximately $30,293,000 and approximately $9,120,000 of additional borrowings were available under a borrowing base calculation of this facility. The interest rate is variable based upon the financial institution's cost of funds plus a margin. The terms of this agreement call for repayment of the principal amount in April 2000; accordingly, it is classified as long-term. The Company anticipates that the working capital facility will be adequately serviced with cash proceeds from operations.

    Additionally, as of December 31, 1998, the Company had a $10 million short-term capital revolving credit facility. As of December 31, 1998, there was no outstanding balance on this facility. The interest rate on this facility is variable based upon the financial institution's cost of funds plus a margin.

    Current assets increased approximately $8,959,000 as of December 31, 1998 compared to the fiscal year ended September 30, 1998. The principal component of this was an increase in inventories of approximately $6,530,000 in the current three month period due principally to the accumulation of bulk inventory as the 1998-99 processing season began. The Company's accounts receivable balance increased approximately $2,337,000 during the current period as a result of increased sales in the current quarter compared to the fourth quarter of fiscal 1998. There was also a decrease in cash and cash equivalents of approximately $362,000. Advances on fruit purchases increased approximately $76,000. Also, there was an increase of approximately $403,000 in prepaid expenses and other current assets and a decrease of approximately $25,000 in deferred tax assets.

   Current liabilities increased approximately $1,876,000 during the current three month period compared to the fiscal year ended September 30, 1998. There was an increase of approximately $1,899,000 in accounts payable and accrued liabilities as a result of the beginning of the processing season. The current portion of long-term debt decreased approximately $23,000.

   At December 31, 1998 the Company's outstanding long-term debt was approximately $60,232,000 including the working capital facility of approximately $30,293,000. In addition, current installments of long-term debt were approximately $3,730,000 with the remaining amounts due on various dates over the subsequent ten years. The Company anticipates that the amounts due over the next twelve months will be paid out of working capital. At December 31, 1998, the
Company was in compliance with all of its loan covenants. Management believes its relationships with its lenders are good.

    During the first quarter of the current fiscal year, capital expenditures of approximately $51,000 were made for the installation of new irrigation systems on 2,145 acres of Company-owned groves. Also, cost of caring for newly planted citrus trees in the amount of approximately $284,000 were capitalized. Additional expenditures of approximately $670,000 were made during the current period primarily for the purpose of improving the efficiency and capacity of the Bartow processing facility and approximately $22,000 to support the
Company's  juice  and coffee dispenser programs.   Also  during  the
current period expenditures of approximately $442,000 were made for grove operations equipment. The Company anticipates that these improvements will be financed principally from working capital or by securing additional funds under existing mortgages.



                      OTHER SIGNIFICANT EVENTS


   In October 1998 the United States Department of Agriculture ("USDA") announced a Florida crop of approximately 190,000,000 boxes of round oranges for the 1998-99 season, which, if true, would be a significant decrease from the 1997-98 Florida crop of 244,000,000. The 1998-99 crop estimate was updated by the USDA to 194,000,000 boxes on February 10, 1999.

      The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process date fields containing a two-digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

     During the past four fiscal years, the Company has been making capital expenditures to improve and update its computer systems to enhance the efficiency of its production, processing, marketing, sales and management systems. It has concurrently addressed the "Year 2000" issue. Management believes that the new systems will be completed in mid fiscal 1999 and that the Company's systems will then also be in compliance with "Year 2000" issues. While the Company is communicating with certain key suppliers and customers to determine their Year 2000 readiness, there can be no assurance that the failure of such third parties to adequately address their respective Year 2000 issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

     The total cost to the Company of these Year 2000 Compliance activities has not been estimated since they have been addressed concurrently with the computer updating effort which has been in process for four years. It is, therefore, not considered to be material to the Company's financial  position  or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans
and  other factors.   However, there can be no guarantee that  these
estimates will be achieved, and actual results could differ from those plans.

                     PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


A.   Exhibit                     EXHIBIT                           Page
       No.                                                          No.

       27      Financial Data Schedule (Electronic  Filing Only)


B.  Reports on Form 8-K:  None


                             SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ORANGE-CO, INC.
                                        (Registrant)



   Date: February 15, 1999              By:/s/ Gene Mooney
                                           -----------------------
                                           Gene Mooney
                                           President and
                                           Chief Operating Officer




   Date: February 15, 1999              By:/s/ Dale A. Bruwelheide
                                           -----------------------
                                           Dale A. Bruwelheide
                                           Vice President,
                                           Chief Financial Officer, and
                                           Principal Accounting Officer