Form 10-Q
period 1999-03-31
ORANGE CO INC /FL/
filed 1999-05-17
CIK 4507

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549


                              FORM 10-Q

(Mark One)

(X)   QUARTERLY  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
      SECURITIES EXCHANGE ACT  OF  1934             (NO FEE REQUIRED)

      For the Quarter Ended March 31, 1999

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

                             Yes  XX  No

Number of shares outstanding of common stock, $.50 par value, as of May 14, 1999: 10,309,975 shares

                  ORANGE-CO, INC. AND SUBSIDIARIES
                              FORM 10-Q
                          TABLE OF CONTENTS
                                                           PAGE
                                                           NO.
PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Balance Sheets                               3
      March 31, 1999 (unaudited) and September 30,
      1998 (audited)

     Consolidated Statements of Operations (unaudited)         4
      Six and Three Months ended March 31, 1999 and 1998

     Consolidated Statements of Cash Flows (unaudited)         5
      Six Months ended March 31, 1999 and 1998

     Notes to Consolidated Financial Statements (unaudited)    6-9

     ITEM 2.

      Management's Discussion and Analysis of Results of
       Operations and Financial Condition                      10-16

PART II. OTHER INFORMATION

     ITEM 4.

     Submission of Matters to a Vote of Security Holders       17

     ITEM 6.

     Exhibits and Reports on Form 8-K                          17

SIGNATURES                                                     18

                    PART I. FINANCIAL INFORMATION

                    ITEM 1. FINANCIAL STATEMENTS
                  ORANGE-CO, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                           (in thousands)

                                          March 31,   September 30,
                                             1999         1998
ASSETS                                   (unaudited)   (audited)
Current assets:
Cash and cash equivalents                 $    508     $    841
Receivables                                 12,209        8,621
Advances on fruit purchases                    185          879
Inventories                                 75,939       50,482
Deferred income tax                          2,663        2,476
Prepaid and other                              331           57
                                          ---------    ---------
     Total current assets                   91,835       63,356
                                          ---------    ---------
Property and equipment, net                126,100      126,992
                                          ---------    ---------
Other assets:
Excess of cost over net assets of
 acquired Companies                         10,459       10,647
Notes receivable                             1,081        1,196
Other                                        7,048        6,171
                                          ---------    ---------
     Total other assets                     18,588       18,014
                                          ---------    ---------
     Total assets                         $236,523     $208,362
                                          =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Note payable                              $  8,000     $    -
Current installments on long-term debt       3,711        3,753
Accounts payable                             6,781        5,697
Accrued liabilities                          7,733       11,690
                                          ---------    ---------
     Total current liabilities              26,225       21,140
Deferred income taxes                       23,362       23,129
Other liabilities                            1,665        1,502
Long-term debt                              76,168       54,901
                                          ---------    ---------
     Total liabilities                     127,420      100,672
                                          ---------    ---------
Stockholders' equity:
 Preferred stock, $.10 par value,
  10,000,000 shares authorized; none issued    -            -
 Common stock, $.50 par value, 30,000,000
  shares authorized; 10,349,399 issued       5,175        5,175
Capital in excess of par value              71,417       71,417
Retained earnings                           32,885       31,472
                                          ---------    ---------
                                           109,477      108,064
Less:
Treasury stock, at cost:  39,424 shares
at March 31, 1999 and September 30, 1998      (374)        (374)
                                          ---------    ---------
     Total stockholders' equity            109,103      107,690
                                          ---------    ---------
     Total liabilities and stockholders'
      equity                              $236,523     $208,362
                                          =========    =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                  ORANGE-CO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (unaudited)
              (in thousands except for per share data)


                                             Six Months       Three Months
                                            1999    1998     1999     1998
Sales                                     $65,345  $57,516  $32,350  $31,807
Cost of sales                              57,746   59,041   29,764   32,296
                                          -------- -------- -------- --------
     Gross profit(loss)                     7,599   (1,525)   2,586     (489)
Other costs and expenses, net:
 Selling, general and administrative       (3,312)  (2,691)  (1,737)  (1,368)
 Gain(loss) on disposition of
  property and equipment                      -        122      -        (14)
 Other                                        (85)    (264)     (56)    (223)
Interest                                   (1,884)  (1,590)  (1,039)    (859)
                                           ------- --------  ------- --------
Income(loss)before income taxes             2,318   (5,948)    (246)  (2,953)
Income tax expense(benefit)                   905   (2,089)     (84)  (1,054)
                                           ------- --------  ------- --------
Net income(loss)                           $1,413  $(3,859)  $ (162) $(1,899)
                                           ======= ========  ======= ========
Net income(loss) per common share,
 basic and diluted                         $  .14  $  (.37)  $ (.02)  $ (.18)
                                           ======= ========  =======  =======
Average number of common shares
 outstanding, basic and diluted            10,310   10,310   10,310   10,310
                                           =======  =======  =======  =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                  ORANGE-CO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                             (unaudited)
                           (in thousands)

                                                        1999       1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)                                    $  1,413    $ (3,859)
                                                    ---------   ---------
 Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
 Depreciation and amortization                         3,724       3,482
 Increase(decrease) in deferred income taxes              46      (2,089)
 (Gain) on disposition of property and
  equipment and other                                    -          (122)
Change in assets & liabilities:
 (Increase) in receivables                            (3,588)     (5,681)
 Decrease in advances on fruit purchases                 694         214
 (Increase) in inventory                             (25,457)    (10,792)
 (Increase)decrease in prepaid and other                (274)        353
 Increase(decrease) in accounts payable and
  accrued liabilities                                 (2,873)      6,339
Other, net                                               136         192
                                                    ---------   ---------
Total adjustments                                    (27,592)     (8,104)
                                                    ---------   ---------
Net cash (used for) operating activities             (26,179)    (11,963)
                                                    ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of property & equipment                94         753
Decrease in note & mortgage receivables                  115          23
Additions to property & equipment                     (2,580)     (4,359)
(Increase)decrease in other assets                    (1,008)         65
                                                    ---------   ---------
Net cash (used for) investing activities              (3,379)     (3,518)
                                                    ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of treasury stock                               -             3
Proceeds from short-term debt                          8,000       5,000
Proceeds from long-term debt                          21,225      11,724
                                                    ---------   ---------
Net cash provided by financing activities             29,225      16,727
                                                    ---------   ---------
NET (DECREASE)INCREASE IN CASH AND CASH
 EQUIVALENTS                                            (333)      1,246
                                                    ---------   ---------
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                               841       1,009
                                                    ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $    508    $  2,255
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

       In the opinion of the management of the Company, the accompanying financial statements reflect adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, which are necessary to present fairly the financial position, results of operations and cash flows for the periods presented:

       .    Unaudited Consolidated Balance Sheet at March 31, 1999

       .    Audited Consolidated Balance Sheet at September 30, 1998

       . Unaudited Consolidated Statements of Operations for the six and three month periods ended March 31, 1999 and 1998

       . Unaudited Consolidated Statements of Cash Flows for the six month periods ended March 31, 1999 and 1998


2.   NOTES PAYABLE AND LONG-TERM DEBT

      As of March 31, 1999, the Company had access to a $50 million working capital credit facility payable in April 2001. Accordingly, the balance at March 31, 1999 was classified as long-term debt. This facility is collateralized by substantially all of the Company's current assets. The outstanding balance at March 31, 1999 was approximately $47,103,000 with approximately $497,000 additionally available to be borrowed under a borrowing base calculation of this facility. The interest rate on the facility is variable based upon the financial institution's cost of funds plus a margin.

      Additionally, as of March 31, 1999 the Company had a $10 million short-term capital revolving credit facility. As of March 31, 1999 the outstanding balance on this facility was $8 million. The interest rate on this facility is variable based upon the financial institution's cost of funds plus a margin.

      At March 31, 1999, the Company's outstanding long-term debt (including the $47,103,000 balance on the working capital line of credit facility) was approximately $79,879,000, of which $3,711,000 matures in the next twelve months and the remainder matures at various times over the subsequent ten years.

      Interest paid, net of amounts capitalized, was approximately $1,902,000 and $1,623,000 for the six months ended March 31, 1999 and 1998, respectively. Interest capitalized was approximately $225,000 and $249,000 for the six months ended March 31, 1999 and 1998, respectively.

      The Company is exposed to interest changes primarily as a result of its variable rate credit facility and its long-term, fixed-rate debt used to finance the Company's activities. The Company's interest rate risk management objective is to limit any unfavorable impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows at both fixed and variable rates on its long-term debt and is currently a party to an interest rate swap agreement on a portion of its variable rate Credit Facility, which provides for a fixed rate of 5.07% per annum on a notional amount of $10 million. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps.

      The following table represents information for all interest rate swaps at March 31, 1999. The notional amount does not necessarily represent amounts exchanged by the parties and, therefore, is not a direct measure of the exposure of the Company. The fair value approximates the cost to settle the outstanding contract.

Notional Amount     Fair Value      Carrying Value   Unrecognized Gain

  $10,000,000        $95,800            $-0-             $95,800


      Certain mortgage agreements contain loan covenants. At March 31, 1999, the Company was out of compliance with one loan covenant related to its debt to equity ratio. The Company received a waiver on this covenant for a period that in management's judgment will allow the Company to achieve compliance and, therefore, avoid early repayment of this loan. (See Management's Discussion and Analysis - Liquidity and Capital Resources.)


3. INVENTORIES

The major components of inventory are summarized as follows (in thousands):

                            March 31,      September 30,
                              1999             1998
Finished goods              $63,193           $35,390
Fruit-on-tree inventory       9,856            11,099
Other                         2,890             3,993
                            -------           -------
Total                       $75,939           $50,482
                            =======           =======

   As of March 31, 1999, the Company held futures contracts as hedge positions for frozen concentrated orange juice ("FCOJ"). The net futures positions totaled approximately $11,223,000 with unrealized losses of approximately $1,422,000. Exposure to off-balance sheet risk related to these positions results from market fluctuations of FCOJ futures prices relative to the Company's open positions. As of March 31, 1999 cash deposits with brokers totaled $1,956,000 and vary with market price fluctuations.


4. OTHER

    Substantially all sales are to entities that market citrus and citrus-related products. During the six and three month periods ended March 31, 1999, the Company had two customers who individually accounted for approximately 18.4% and 17.8%, and 18.9% and 18.5% of total sales for the respective periods. During the six and three month periods ended March 31, 1998, the Company had two customers who individually accounted for approximately 19.5% and 13.3% and 17.0% and 13.7% of total sales for the respective periods.

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

    Income tax expense(benefit) attributable to income for the six and three month periods ended March 31, 1999 and 1998 consists of the following (in thousands):

                                       Six Months         Three Months
                                     Ended March 31,    Ended March 31,
                                      1999     1998     1999      1998
Current:
    Federal income tax              $  723  $   -      $  170   $   -
    State income tax                   136      -          21       -
                                    ------  --------   -------  --------
    Total                           $  859  $   -      $  191   $   -
                                    ------  --------   -------  --------
Deferred:
    Federal income tax(benefit)     $   42  $(1,887)  $  (248)  $  (953)
    State income tax(benefit)            4     (202)      (27)     (101)
                                    ------  --------  --------  --------
    Total                           $   46  $(2,089)  $  (275)  $(1,054)
                                    ------  --------  --------  --------
Total provision for income
 tax(benefit)                       $  905  $(2,089)  $   (84)  $(1,054)
                                    ======  ========  ========  ========


    Following  is  a  reconciliation  of  the  expected  income  tax expense(benefit) computed at the U.S. Federal statutory rate of  34%
and  the actual income tax(benefit) provisions for the six and three month periods ended March 31, 1999 and 1998 (in thousands):

                                         Six Months        Three Months
                                       Ended March 31,    Ended March 31,
                                       1999      1998     1999      1998
Expected income tax(benefit)          $ 788    $(2,022)    $ (84)  $(1,004)
Increase(decrease) resulting from:
     Permanent items and other           52         45         6       (15)
     State income taxes, net of
      Federal tax benefit                65       (112)       (6)      (35)
                                      -----    --------    ------   -------
     Total provision for income
      tax(benefit)                    $ 905   $(2,089)    $  (84)  $(1,054)
                                      =====   ========    =======  ========


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

                  ORANGE-CO, INC. AND SUBSIDIARIES
                           PART I - ITEM 2
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Fiscal 1999 versus Fiscal 1998

     The following is management's discussion and analysis of significant factors which have affected the Company's operations during the periods included. It compares the Company's operations for the six and three month periods ended March 31, 1999 to operations for the six and three month periods ended March 31, 1998.

    The following table reflects changes in sales, cost of sales and gross profit by division and other changes in the Statements of Operations through net income between the respective periods.


    Six Months (YTD) and Three Months (QTR) Ended March 31, 1999
                               Versus
    Six Months (YTD) and Three Months (QTR) Ended March 31, 1998
                        Increases/(Decreases)
                           (in thousands)

                           Sales          Cost of Sales       Net Change
                                                              to Income
                       YTD       QTR      YTD       QTR      YTD        QTR
Beverage Division    $8,324   $  694  $  (833)   $(2,501)  $ 9,157   $ 3,195
Grove Management
 Division              (495)    (151)    (462)       (31)      (33)     (120)
                     -------  ------- --------   --------  --------  --------
Total                $7,829   $  543  $(1,295)   $(2,532)    9,124     3,075
                     =======  ======= ========   ========

Other costs and expenses net:
 Selling, general and administrative . . . . . . . . . . .    (621)     (369)
 Gain on disposition of property and equipment . . . . . .    (122)       14
 Other . . . . . . . . . . . . . . . . . . . . . . . . . .     179       167
Interest . . . . . . . . . . . . . . . . . . . . . . . . .    (294)     (180)
                                                           --------  --------
Income before income taxes . . . . . . . . . . . . . . . .   8,266     2,707
Income tax expense . . . . . . . . . . . . . . . . . . . .  (2,994)     (970)
                                                           --------  --------
Net income . . . . . . . . . . . . . . . . . . . . . . . . $ 5,272   $ 1,737
                                                           ========  ========


                                SALES

    Sales for the six and three month periods ended March 31, 1999 increased approximately $7,829,000 and $543,000 respectively compared to the same periods in the prior year. The Beverage Division accounted for the principal increases for the six and three month periods, with increased sales of approximately $8,324,000 and $694,000 respectively. Grove Management Division sales decreased by approximately $495,000 and $151,000 for the current six and three month periods compared to the same periods in the prior year.

BEVERAGE DIVISION The increase in Beverage Division sales of approximately $8,324,000 and $694,000 during the current six and three month periods, respectively, compared to the same periods in the prior year resulted from numerous increases and decreases in sales volume, prices, or combinations thereof.

    Of this increase, revenues from the sale of the Company's bulk citrus juice products increased approximately $4,324,000 during the current six month period as a result of offsetting increases and decreases. Of the increase during the current six month period, approximately $11,153,000 was due to higher prices compared to the same period of the prior year. Partially offsetting this increase during the current six month period, revenues from the volume of bulk citrus juice products sold decreased approximately $6,829,000. This decrease in sales volume was due primarily to unusually higher shipments of bulk citrus products during the first six months of the prior year. During the current three month period sales revenue from the sale of bulk citrus juice products decreased by approximately $1,100,000 compared to the same period of the prior year. Of the decrease during the current three month period, approximately $5,040,000 was due to a decrease in the volume of bulk citrus juice products sold compared to the same period of the prior year. Offsetting this decrease was an increase of approximately $3,940,000 due to higher prices compared to the same period of the prior year.

    As the Company entered the 1998-99 season, the United States Department of Agriculture ("USDA") announced in October 1998 an estimated Florida orange crop approximately 190,000,000 boxes of round oranges. This estimate, if true, represents a significant decrease from the 1997-98 actual crop of 244,000,000 boxes of round oranges and the 1996-97 actual crop of 226,200,000 boxes. The anticipation of a significant decrease in the crop has had the effect of increasing prices throughout the first two quarters of fiscal 1999.

    Sales of the Company's packaged citrus juice products increased approximately $4,359,000 and $2,113,000 during the current six and three month respective periods compared to the same periods in the prior year. These increases were due primarily to increased volume of packaged citrus juice products sold during the current six and three month periods of approximately $4,581,000 and $1,780,000 respectively. Offsetting the increase during the six month period was a decrease in prices which resulted in decreased revenues of approximately $222,000. During the current three month period, increased prices resulted in an increase of revenue of approximately $333,000 compared to the same period of the prior year.

    The Company's non-orange packaged juices and drink base product sales decreased approximately $91,000 and $51,000 during the current six and three month periods compared to the same periods in the prior year. Decreased prices of these products accounted for decreased revenues of approximately $240,000 and $26,000 during the current six and three month periods respectively. Offsetting the decrease during the current six month period was an increase in volume of approximately $149,000. During the current three month period the volume of products sold decreased by approximately $25,000 compared to the same period in the prior year.

    Revenues from the sale of the Company's citrus by-products, including feed, pulp cells, and citrus oils, decreased approximately $256,000 and $186,000 during the current six and three month periods respectively compared to the same periods in the prior year. Revenues from by-products decreased approximately $404,000 and $484,000 during the current six and three month periods respectively as a result of lower volumes of by-products produced and sold compared to the same periods in the prior year. Partially offsetting these decreases were increases in the prices of by-products sold of approximately $148,000 and $298,000 during the current six and three month periods respectively. The combination of decreased volumes and increased prices for by-products during the current periods is primarily a result of the previously mentioned smaller crops for the current season.

     Storage, handling, processing citrus for customers under contract, and other revenues decreased approximately $12,000 and $82,000 during the current six and three month periods compared to the same periods in the prior year. These decreases were due primarily to decreases in the volumes of these services performed during the current six and three month periods compared to the same periods in the prior year.

GROVE MANAGEMENT DIVISION Grove Management Division sales decreased approximately $495,000 and $151,000 for the current six and three month periods respectively compared to the same periods in the prior year. The principal decreases in revenues of approximately $671,000 and $248,000 during the current six and three month periods resulted principally from a reduction in harvesting and grove caretaking services performed. However, partially offsetting these decreases were increases during the current six and three month periods in revenues of approximately $176,000 and $97,000 primarily as a result of increases in the prices of fruit sold to third party packers and processors.

                            GROSS PROFIT

    Gross profit for the current six and three month periods ended March 31, 1999 increased approximately $9,124,000 and approximately $3,075,000 compared to the same periods in the prior year. The principal increases of approximately $9,157,000 and $3,195,000 during the current six and three month periods occurred in the Beverage Division. Gross profit for the Grove Management Division decreased during the current six month and three month periods by approximately $33,000 and approximately $120,000 respectively.

BEVERAGE DIVISION Gross profit of the Beverage Division increased approximately $9,157,000 and $3,195,000 during the current six and three month respective periods compared to the same periods in the prior year as a result of numerous offsetting increases and decreases in volumes, prices, costs of production and combinations thereof. The effects of these changes are quantified as follows.

    The principal components were increases during the current six and three month respective periods of approximately $9,264,000 and $2,495,000 from the sale of bulk citrus juice products. Of the increases during the current six month and three month respective periods, approximately $11,153,000 and $3,940,000 resulted from the previously mentioned increased prices for bulk citrus juice products. Partially offsetting these increases were decreases in gross profit of approximately $1,889,000 and $1,445,000 during the current six and three month periods, principally due to higher cost of raw fruit and concentrate used in the production of bulk citrus juice products sold compared to the same periods in the prior year.

    The Company utilizes the FCOJ futures market to hedge fruit inventory, anticipated requirements and sales commitments of FCOJ. The effects of this hedging activity, if any, are reflected in sales or in the cost of inventories and flow through the Consolidated Statements of Operations as the associated products are sold. As of March 31, 1999 the Company held contracts for FCOJ futures with unrealized losses of approximately $1,422,000 which would have been realized if said positions had been prematurely liquidated on that date. These unrealized losses are based upon the closing market prices of equivalent futures obligations and do not necessarily represent prices at which the Company expects to sell or purchase the FCOJ.

    The table below provides information about the Company's FCOJ futures contracts, that are sensitive to changes in commodity prices, specifically FCOJ prices. The table presents the total dollar contract amount by expected maturity dates. Contract amounts are used to calculate the contractual payments of FCOJ to be exchanged under the futures contracts. Contractual cash flows from these derivative financial instruments, if executed at maturity, would be as follows at March 31, 1999:

                                Contractual
                                Cash Flows
                             Inflows/(Outflows)       Maturity Date

FCOJ  Futures  (Net long)      $(11,223,000)       May - November 1999


    The contractual cash flows from the derivatives are based upon the execution of the underlying futures contracts and do not necessarily represent actual cash flows when the futures contracts mature or otherwise terminate.

   Gross profit on sales of packaged citrus juice products decreased approximately $903,000 and $23,000 during the current six and three month respective periods compared to the same periods in the prior year. Lower prices during the current six month period accounted for decreases in gross profit of approximately $222,000 while higher prices during the current three month period resulted in an increase in gross profit of $333,000 compared to the same period in the prior year. Additionally, gross profit decreased approximately $681,000 and $356,000 during the current six and three month periods principally as a result of higher cost of production of packaged citrus juices sold.

    Gross profit from the sale of the Company's non-orange packaged juices and drink base products increased approximately $815,000 and $547,000 during the current six and three month periods compared to the same periods in the prior year. Of these increases lower production costs, primarily ingredients, resulted in increases in gross profit of approximately $1,286,000 and $623,000 during the current periods. Decreases in the volume of sales of these products resulted in decreases in gross profit of approximately $231,000 and $51,000. Additionally, decreases during the current six and three month periods of $240,000 and $25,000 resulted from decreased prices.

   Gross profit from citrus by-products, including feed, pulp cells, and citrus oils, increased approximately $355,000 and $284,000 during the current six and three month respective periods compared to the same periods in the prior year. Of these increases approximately $148,000 and $298,000 resulted from the previously mentioned higher prices for by-products sold compared to the same periods in the prior year. Partially offsetting the increase in the current three month period was a decrease in gross profit of approximately $14,000 due principally to higher production costs.
Additionally, during the current six month period gross profit increased approximately $207,000 due primarily to lower production costs as compared to the same period in the prior year.

    Gross profit from storage, handling, and other activities decreased by approximately $24,000 and $108,000 during the current six and three month periods respectively principally due to fluctuations in the volume of these services provided compared to the same periods in the prior year.

    During the current six month period gross profit decreased by approximately $350,000 principally as a result of the partial settlement of an insurance claim related to the recovery of operating expenses in the first quarter of the prior year which were incurred as a result of an involuntary conversion of certain inventory. In July 1997, a storm containing strong winds damaged a product storage warehouse and some inventory. There was no comparable payment in the current period.

GROVE MANAGEMENT DIVISION Grove Management Division gross profit decreased approximately $33,000 and $120,000 during the current six and three month periods respectively compared to the same periods in the prior year. The primary decreases of approximately $212,000 and $138,000 in gross profit during the current six and three month periods resulted from the combination of a reduction in the volume of caretaking and harvesting services along with higher costs to provide these services. However, partially offsetting these decreases were increases in gross profit of approximately $179,000 and $18,000 during the current six and three month periods resulting from an increase in the price of fruit sold to third party packers and processors.


            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased approximately $621,000 and $369,000 for the current six and three month respective periods compared to the same periods in the prior year. Of the increase in the current six month period, approximately $272,000 was due to an increase in salary and benefit costs, and $349,000 resulted from an increase in other costs. In the current three month period an increase of approximately $143,000 was due to an increase in salary and benefit costs and an increase of approximately $226,000 resulted from an increase in other costs.


        GAIN/(LOSS) ON DISPOSITION OF PROPERTY AND EQUIPMENT

    The decreased gain on the disposition of property and equipment of approximately $122,000 for the six month period ending March 31, 1999 compared to the same period in the prior year was principally due to the gain from insurance proceeds on damage to the product storage warehouse in the prior year for which there was no comparable event in the same period of fiscal year 1999. The decreased loss on the disposition of property and equipment of approximately $14,000 for the three month period ending March 31, 1999 compared to the same period of the prior year resulted from differences in losses on the sales of commercial properties not utilized in citrus production or processing.


                            OTHER EXPENSE

    Other expense decreased approximately $179,000 and $167,000 for the current six and three month periods respectively as compared to the same periods in the prior year. The principal component for both periods was an increase in the provision for uncollectible notes receivable in the prior year for which there was no comparable activity in fiscal year 1999.


                          INTEREST EXPENSE

     Interest expense increased approximately $294,000 and approximately $180,000 during the current six and three month periods respectively compared to the same periods in the prior year. The primary increases of approximately $332,000 and $257,000 were due to an increase in the average outstanding debt. Offsetting these increases were decreases of approximately $82,000 and $154,000 for the current six and three month periods that resulted from a decrease in interest rates. Additionally, increases of approximately $25,000 and $28,000 during the current six and three month periods were due to decreases in capitalized interest. Also during the current six and three month periods, increases of $19,000 and $49,000 were due to changes in interest income and other interest charges.

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

    The Company's ability to generate cash adequate to meet its needs, including the financing of its inventories and trade receivables, has been supported primarily by cash flow from operations and periodic borrowings under its primary $50 million credit facility. This facility is principally secured by substantially all of the Company's current assets. The outstanding balance at March 31, 1999 was approximately $47,103,000 and approximately $497,000 of additional borrowings were available under a borrowing base calculation of this facility. The interest rate is variable based upon the financial institution's cost of funds plus a margin. The terms of the agreement call for repayment of the principal amount in April 2001; accordingly, it is classified as long-term debt. The Company anticipates that the working capital facility will be adequately serviced with cash proceeds from operations.

    Additionally, as of March 31, 1999 the Company had a $10 million short-term capital revolving credit facility. As of March 31, 1999 the outstanding balance on this facility was $8 million. The interest rate on this facility is variable based upon the financial institution's cost of funds plus a margin.

    Current assets increased approximately $28,479,000 as of March 31, 1999 compared to September 30, 1998. The principal component of this was an increase in inventories of approximately $25,457,000 in the first six months of the current year due to the seasonal accumulation of inventories. The Company's accounts receivable balance increased approximately $3,588,000 during the six months ending March 31, 1999. Offsetting these increases was a decrease in cash and cash equivalents of approximately $333,000. Additionally, advances on fruit purchases decreased approximately $694,000 as the Company began processing the purchased fruit and collecting these advances.

   Current liabilities increased approximately $5,085,000 during the first six months of fiscal 1999 compared to September 30, 1998. This increase was due principally to an increase in a note payable of approximately $8,000,000. Also, accounts payable increased approximately $1,084,000. Offsetting these increases were decreases of $42,000 and $3,957,000 in the current portion of long-term debt and accrued liabilities, respectively.

    At March 31, 1999 the Company's outstanding long-term debt was approximately $76,168,000 which includes the working capital facility of approximately $47,103,000. In addition, current installments of long-term debt were approximately $3,711,000 with the remaining
amounts  due  on various dates over the subsequent ten  years.   The
Company anticipates that amounts due over the next twelve months will be paid out of working capital or will be refinanced through extending current mortgages. At March 31, 1999 the Company was out of compliance with a loan covenant related to the debt to equity ratio as a result of high seasonal working capital requirements. The lender has waived these requirements for a period that, in management's judgment, will allow the Company to achieve compliance
and,  therefore,  avoid  early repayment of this  loan.   Management
believes its relationships with its lenders are good.

    During the first six months of the current fiscal year, capital expenditures of approximately $125,000 were made for the installation of new irrigation systems on 2,265 acres of Company-owned groves. Also, the cost of caring for newly planted citrus trees in the amount of approximately $1,111,000 were capitalized and expenditures of approximately $494,000 were made for grove operations equipment. Additionally, expenditures of approximately $515,000 were made during the same period primarily for the purpose of improving the efficiency of the Bartow processing facility. Also during the current six month period, expenditures of approximately $335,000 were made to support the Company's juice and coffee dispenser programs. The Company anticipates that these improvements will be financed principally by working capital or by securing additional funds under existing mortgages.


                      OTHER SIGNIFICANT EVENTS

    In October 1998 the United States Department of Agriculture ("USDA") announced a Florida crop estimate of approximately 190,000,000 boxes of round oranges for the 1998-99 season, which, if true, would be a significant decrease from the 1997-98 Florida crop of 244,000,000 boxes. This estimate was most recently revised in May 1999 to approximately 188,000,000 boxes.

      The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process date fields containing a two-digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

   During the past four fiscal years, the Company has been making capital expenditures to improve and update its computer systems to enhance the efficiency of its production, processing, marketing, sales and management systems. It has concurrently addressed the "Year 2000" issue. Management believes that the new systems will be completed in fiscal 1999 and that the Company's systems will then also be in compliance with "Year 2000" issues. While the Company is communicating with certain key suppliers and customers to determine their Year 2000 readiness, there can be no assurance that the failure of such third parties to adequately address their respective Year 2000 issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company engages in the use of FCOJ futures and interest rate swaps for other than trading purposes. For information about the market risk associated with FCOJ futures see "Management's Discussion and Analysis - Gross Profit" and "Notes to the Consolidated Financial Statements - Note 3". For information about market risk on the Company's interest rate swap see Notes to the Consolidated Financial Statements - Note 2".

                      PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Annual Meeting of Stockholders on February 18, 1999, the stockholders of the Company elected directors. The results of these votes were as follows:

 DIRECTOR NOMINEES          FOR           AUTHORITY
                                          WITHHELD
Richard A. Coonrod       8,725,089         55,650
Paul E. Coury, MD        8,725,367         55,372
Ben Hill Griffin, III    8,726,466         54,273
George W. Harris, Jr.    8,727,588         53,151
Dr. W. Bernard Lester    8,727,598         53,141
Bobby F. McKown          8,727,598         53,141
Gene Mooney              8,727,598         53,141
C. B. Myers, Jr.         8,725,381         55,358
Thomas H. Taylor         8,727,588         53,151

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibit                  EXHIBIT                     Page
      No.                                                 No.

   10.32      Eighth  Amendment to Loan  Agreement  By    19
              and Among Orange-co, Inc., Orange-co  of
              Florida, Inc. and SunTrust Bank, Central
              Florida,  National  Association,   dated
              March 8, 1999.

   10.33      Ninth Amendment to Loan Agreement By and    25
              Among  Orange-co,  Inc.,  Orange-co   of
              Florida, Inc. and SunTrust Bank, Central
              Florida,  National  Association,   dated
              April 30, 1999.

   27         Financial   Data  Schedule   (Electronic
              Filing Only)

   99.4       Orange-co, Inc. 1998 Incentive Equity
              Plan dated February 18, 1999.               32


   B.    Reports on Form 8-K:  None

                             SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ORANGE-CO, INC.
                                  (Registrant)

   Date: May 17, 1999          By: /s/Gene Mooney
                                  ------------------------
                                  Gene Mooney
                                  President and
                                  Chief Operating Officer





   Date: May 17, 1999          By: /s/Dale A. Bruwelheide
                                   ---------------------------
                                  Dale A. Bruwelheide
                                  Vice President and
                                  Chief Financial Officer, and
                                  Principal Accounting Officer