Form 10-Q
period 1999-06-30
ORANGE CO INC /FL/
filed 1999-08-16
CIK 4507

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549


                              FORM 10-Q

(Mark One)

(X)   QUARTERLY  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934               (NO FEE REQUIRED)

For the Quarter Ended June 30, 1999

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

                             Yes  XX  No

Number of shares outstanding of common stock, $.50 par value, as of August 13, 1999: 10,309,975 shares

                  ORANGE-CO, INC. AND SUBSIDIARIES
                              FORM 10-Q
                          TABLE OF CONTENTS
                                                                    PAGE NO.

PART I.  FINANCIAL INFORMATION

       ITEM 1.  FINANCIAL STATEMENTS


       Consolidated Balance Sheets                                      3
        June 30, 1999 (unaudited) and September 30, 1998 (audited)

       Consolidated Statements of Operations (unaudited)                4
        Nine and Three Months ended June 30, 1999 and 1998

       Consolidated Statements of Cash Flows (unaudited)                5
        Nine Months ended June 30, 1999 and 1998

       Notes to Consolidated Financial Statements (unaudited)         6-9

       ITEM 2.  Management's Discussion and Analysis of Results
                 of Operations and Financial Condition              10-16

       ITEM 3.  Quantitive and Qualitative Disclosure about
                 Market Risk                                           17

PART II. OTHER INFORMATION

       ITEM 6.  Exhibits and Reports on Form 8-K                       17

SIGNATURES                                                             18

                   PART I.  FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS

                  ORANGE-CO, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                           (in thousands)

                                           June 30,    September 30,
                                             1999          1998
ASSETS                                    (unaudited)    (audited)
Current assets:
Cash and short-term investments           $     350      $    841
Receivables                                  11,015         8,621
Advances on fruit purchases                     -             879
Inventories                                  68,930        50,482
Deferred income tax                           2,837         2,476
Prepaid and other                               225            57
                                          ----------     ---------
     Total current assets                    83,357        63,356
                                          ----------     ---------
Property and equipment, net                 126,659       126,992
                                          ----------     ---------
Other assets:
Excess of cost over net assets of
 acquired companies                          10,365        10,647
Notes receivable                              1,060         1,196
Other                                         6,769         6,171
                                          ----------     ---------
     Total other assets                      18,194        18,014
                                          ----------     ---------
     Total assets                         $ 228,210      $208,362
                                          ==========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Note Payable                              $   3,000      $    -
Current installments on long-term debt        3,702         3,753
Accounts payable                              3,126         5,697
Accrued liabilities                           9,188        11,690
                                          ----------     ---------
     Total current liabilities               19,016        21,140
Deferred income taxes                        23,352        23,129
Other liabilities                             1,666         1,502
Long-term debt                               75,290        54,901
                                          ----------     ---------
     Total liabilities                      119,324       100,672
                                          ----------     ---------
Stockholders' equity:
Preferred stock, $.10 par value,
 10,000,000 shares authorized; none issued      -             -
Common  stock, $.50 par value, 30,000,000
 shares authorized, 10,349,399 issued         5,175         5,175
Capital in excess of par value               71,417        71,417
Retained earnings                            32,668        31,472
                                          ----------     ---------
                                            109,260       108,064

Less:
Treasury  stock, at cost:  39,424  shares
at June 30, 1999 and September 30, 1998        (374)         (374)
                                          ----------    ----------
     Total stockholders' equity             108,886       107,690
                                          ----------    ----------
     Total liabilities and stockholders'
      equity                              $ 228,210     $ 208,362
                                          ==========    ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                  ORANGE-CO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                             (unaudited)
              (in thousands except for per share data)






                                     Nine Months      Three Months
                                    1999     1998     1999     1998
Sales                             $97,536   $88,934  $32,191  $31,418
Cost of sales                      87,201    85,598   29,454   26,557
                                  --------  -------- -------- --------
     Gross profit                  10,335     3,336    2,737    4,861

Other costs and expenses, net:
 Selling, general and
   administrative                  (5,178)   (4,162)  (1,866)  (1,471)
 Gain on disposition of
   property and equipment              36       122       36      -
 Other                               (287)     (264)    (203)     -
Interest                           (2,984)   (2,389)  (1,100)    (799)
                                  --------  -------- --------  -------
Income(loss) before income taxes    1,922    (3,357)    (396)   2,591
Income tax expense(benefit)           726    (1,154)    (179)     935
                                  --------  -------- -------- --------
Net income(loss)                  $ 1,196   $(2,203) $  (217) $ 1,656
                                  ========  ======== ======== ========

Net income(loss)per common share,
 basic and diluted:               $   .12   $  (.21) $  (.02) $   .16
                                  ========  ======== ======== ========
Average number of common shares
 outstanding, basic and diluted    10,310    10,310   10,310   10,310
                                  ========  ======== ======== ========


THE ACCOMPANYING NOTES ARE  AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                  ORANGE-CO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                             (unaudited)
                           (in thousands)

                                                            1999       1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)                                         $  1,196   $ (2,203)
                                                         ---------  ---------
  Adjustments to reconcile net income(loss) to net
   cash used for operating activities:
  Depreciation and amortization                             5,932      5,229
 (Decrease) in deferred income taxes                         (138)    (1,155)
 (Gain) on disposition of property and
   equipment and other                                        (36)      (122)
Change in assets & liabilities:
 (Increase) in receivables                                 (2,394)    (4,611)
 Decrease in advances on fruit purchases                      879        440
 (Increase) in inventory                                  (18,448)    (8,607)
 (Increase)decrease in prepaid and other                     (165)       490
 (Decrease)increase in accounts payable and
  accrued liabilities                                      (5,190)     2,731
 Increase in income taxes payable                             117        523
Other, net                                                    148         33
                                                         ---------  ---------
Total adjustments                                         (19,295)    (5,049)
                                                         ---------  ---------
Net cash used for operating activities                    (18,099)    (7,252)
                                                         ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of property & equipment                    187        859
Decrease in note & mortgage receivables                       136        -
Additions to property & equipment                          (5,052)    (6,263)
Increase in other assets                                   (1,001)      (602)
                                                         ---------  ---------
Net cash used for investing activities                     (5,730)    (6,006)
                                                         ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of treasury stock                                    -            3
Proceeds from short-term debt                               3,000        -
Proceeds from long-term debt                               20,338     12,678
                                                         ---------  ---------
Net cash provided by financing activities                  23,338     12,681
                                                         ---------  ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                    (491)      (577)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              841      1,009
                                                         ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $    350   $    432
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

       -    Unaudited Consolidated Balance Sheet at June 30, 1999

       -    Audited Consolidated Balance Sheet at September 30, 1998

       - Unaudited Consolidated Statements of Operations for the nine and three month periods ended June 30, 1999 and 1998

       - Unaudited Consolidated Statements of Cash Flows for the nine month periods ended June 30, 1999 and 1998


2.   NOTES PAYABLE AND LONG-TERM DEBT

      As of June 30, 1999, the Company had access to a $50 million working capital credit facility payable in April 2001. Accordingly, the balance at June 30, 1999 was classified as long-term debt. This facility is collateralized by most of the Company's current assets. The outstanding balance at June 30, 1999 was approximately
$47,140,000   leaving   approximately  $460,000   additionally
available to be borrowed under a borrowing base calculation of this
facility.   The interest  rate on this facility is variable based
upon the financial institution's cost of funds plus a margin.

     Additionally, as of June 30, 1999 the Company had a $10 million short-term capital revolving credit facility. As of June 30, 1999 the outstanding balance on this facility was $3 million. The interest rate on this facility is variable based upon the financial institution's cost of funds plus a margin.

      As of June 30, 1999, the Company's outstanding long-term debt (including the $47,140,000 balance on the working capital line of credit facility) was approximately $78,992,000 of which $3,702,000 matures in the next twelve months and the remainder matures at various times over the subsequent nine years.

      Interest paid, net of amounts capitalized, was approximately $3,003,000 and $2,412,000 for the nine months ended June 30, 1999 and 1998, respectively. Interest capitalized was approximately $317,000 and $401,000 for the nine months ended June 30, 1999 and 1998, respectively.

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

      The following table represents information for all interest rate swaps at June 30, 1999. The notional amount does not necessarily represent amounts exchanged by the parties and, therefore, is not a direct measure of the exposure of the Company. The fair value approximates the cost to settle the outstanding contract.

Notional Amount     Fair Value   Carrying Value   Unrecognized Gain

 $10,000,000          $90,771         $-0-             $90,771

      Certain mortgage agreements contain loan covenants.   At  June
30, 1999 the Company was out of compliance with a loan covenant related to its debt to equity ratio. The Company received a waiver from the financial institution on this covenant for a period that, in Management's judgment, will allow the Company to achieve compliance and, therefore, avoid early repayment of this loan. (See Management's Discussion and Analysis - Liquidity and Capital Resources.)

      Additionally, the Company filed a report on Form 8-K on July 23, 1999 disclosing a potential change of control. Such a change of control would subject substantially all of the Company's outstanding long-term and short-term debt to call provisions contained in the debt instruments. (See Management's Discussion and Analysis - Liquidity and Capital Resources.)


3. INVENTORIES

    The major components of inventory are summarized as follows (in thousands):

                      June 30,   September 30,
                        1999          1998


Finished goods        $56,556       $35,390
Fruit-on-tree           9,401        11,099
Other                   2,973         3,993
                      -------       -------
Total                 $68,930       $50,482
                      =======       =======


    As of June 30, 1999 the Company held futures contracts as hedge positions for frozen concentrated orange juice ("FCOJ"). The net futures positions totaled approximately $9,797,000 with unrealized losses of approximately $545,000. Exposure to off-balance sheet risk related to these positions results from market fluctuations of FCOJ future prices relative to the Company's open positions. As of June 30, 1999 cash deposits with brokers totaled approximately $957,000 and vary with market price fluctuations.

4. OTHER

    Substantially all sales are to entities that market citrus beverages and related products. During the nine and three month periods ended June 30, 1999, the Company had two customers who individually accounted for approximately 22.4% and 19.9%, and 23.7% and 17.8% of total sales for the respective periods. During the nine and three month periods ended June 30, 1998, the Company had two customers who individually accounted for approximately 19.7% and 14.5%, and 20.1% and 16.7% of total sales for the respective periods.


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

   Income tax expense (benefit) for the nine and three month periods ended June 30, 1999 and 1998, consists of the following (in thousands):

                                 Nine Months       Three Months
                                Ended June 30,     Ended June 30,
                                1999      1998     1999     1998
Current:
 Federal income tax            $   727  $   -      $    4    $  -
 State income tax                  137      -           1       -
                               -------- --------   -------   -------
     Total                     $   864  $   -      $    5    $  -
                               -------- --------   -------   -------
Deferred:
 Federal income tax
  (benefit)expense             $  (125) $(1,043)   $ (167)   $  845
 State income tax
  (benefit)expense                 (13)    (111)      (17)       90
                               -------- --------  --------   -------
     Total                     $  (138) $(1,154)   $ (184)   $  935
                               -------- --------   -------   -------
Total provision for income
 tax expense(benefit)          $   726  $(1,154)   $ (179)   $  935
                               ======== ========   =======   =======



    Following is a reconciliation of the expected income tax expense
(benefit) computed at the U.S. Federal statutory rate of 34% and the actual income tax expense (benefit) for the nine and three month periods ended June 30, 1999 and 1998 (in thousands):

                                      Nine Months          Three Months
                                    Ended June 30,        Ended June 30,
                                    1999      1998        1999     1998
Expected income tax
 expense(benefit)                  $   653   $(1,141)    $ (135)   $ 881
Increase(decrease)resulting from:
  Permanent items and other             20        44        (32)      (1)
  State income taxes, and other,
   net of federal tax benefit           53       (57)       (12)      55
                                   -------   --------    -------   ------
Total provision for income
 tax expense(benefit)              $   726   $(1,154)    $ (179)   $ 935
                                   =======   ========    =======   ======

6. APPLICATION OF ACCOUNTING STANDARDS

      In June 1998 the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Under the comprehensive income reporting method adopted under SFAS 130 "Reporting Comprehensive Income", gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS 133 is effective for interim and annual periods beginning after June 15, 1999. The Company is currently evaluating, and has not yet determined, the effect that the adoption of SFAS 133 will have on its financial statements.

     In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of
FASB Statement No. 133, an Amendment of FASB Statement No. 133".   SFAS
No. 137 amends the effective date of SFAS No. 133 to all financial quarters of all years beginning after June 15, 2000.

      The FASB recently issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for the Company's fiscal year beginning October 1, 1998. Under SFAS 131 the basis for determining an enterprise's operating segments is the manner in which management operates the businesses. The Company plans to adopt these disclosures as of the end of the current fiscal year as provided for in the application requirement of SFAS 131.

                  ORANGE-CO, INC. AND SUBSIDIARIES
                           PART I - ITEM 2
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations


Fiscal 1999 versus Fiscal 1998

     The following is management's discussion and analysis of significant factors that have affected the Company's operations during the periods included. It compares the Company's operations for the nine and three month periods ended June 30, 1999 to operations for the nine and three month periods ended June 30, 1998.

    The following table reflects changes in sales, cost of sales and gross profit by division and other changes in the Statements of Operations through net income (loss) between the respective periods.


    Nine Months (YTD) and Three Months (QTR) Ended June 30, 1999
 versus Nine Months (YTD) and Three Months (QTR) Ended June 30, 1998
                        Increases/(Decreases)
                           (in thousands)


                            Sales        Cost of Sales      Net Change
                         YTD     QTR      YTD     QTR      YTD      QTR
Beverage Division      $9,189   $  865  $2,175  $3,007   $ 7,014  $(2,142)
Grove Management
  Division               (587)     (92)   (572)   (110)      (15)      18
                       -------  ------- ------- -------  -------- --------
Total                  $8,602   $  773  $1,603  $2,897     6,999   (2,124)
                       =======  ======= ======= =======

Other costs and expenses net:
 Selling, general and administrative                      (1,016)    (395)
 Gain on disposition of property and equipment               (86)      36
 Other                                                       (23)    (203)
Interest                                                    (595)    (301)
                                                         -------- --------
Income(loss) before income taxes                           5,279   (2,987)
Provision for income taxes                                (1,880)   1,114
                                                         -------- --------
Net income(loss)                                         $ 3,399  $(1,873)
                                                         ======== ========



                                SALES

    Sales for the nine and three month periods ended June 30, 1999 increased approximately $8,602,000 and approximately $773,000 respectively, compared to the same periods in the prior year. The Beverage Division accounted for the principal increases for the nine and three month periods with increases in sales of approximately $9,189,000 and $865,000, respectively. Grove Management Division sales decreased by approximately $587,000 and $92,000 for the current nine and three month respective periods compared to the same periods in the prior year.


BEVERAGE DIVISION The Beverage Division sales increased approximately $9,189,000 and $865,000 in the current nine and three month periods respectively compared to the same periods in the prior year as a result of offsetting increases and decreases in volumes and prices. The effects of these changes are quantified below.

    Revenues from the sale of the Company's bulk citrus juice products increased approximately $3,286,000 during the current nine month period and decreased approximately $1,038,000 during the current three month period compared to the same periods in the prior year. As part of the increase during the current nine month period, revenues from increased prices of bulk citrus juice products sold increased approximately $12,634,000. However, this increase in prices during the current nine month period was partially offset by decreased volume for bulk citrus juice products of approximately $9,348,000
compared to the same period in the prior  year.   During the  current
three month period a decrease in volume resulted in a decrease in revenues of approximately $2,439,000 for bulk citrus juice products compared to the same period in the prior year. However, increased prices of bulk citrus juice products sold during the current three month period increased revenues approximately $1,401,000 compared to the same period in the prior year.

    As the Company entered the 1998-99 season, the United States Department of Agriculture ("USDA") announced in October 1998 an estimated Florida orange crop of approximately 190,000,000 boxes of round oranges. The final crop was 185,700,000 boxes of round oranges, which represents a significant decrease from the 1997-98 crop of 244,000,000 boxes and the 1996-97 crop of 226,200,000 boxes.
This significant decrease has had the effect of increasing prices for bulk citrus juices throughout the first three quarters of fiscal 1999 compared to the same periods in the prior year.

    Sales of the Company's packaged citrus juice products increased approximately $5,966,000 and $1,607,000 during the current nine and three month respective periods compared to the same periods in the prior year. Contributing to these increases in revenues were higher prices for the packaged citrus juice products sold during the current nine and three month periods of approximately $466,000 and $562,000 respectively. Additionally, there were increases in volumes of approximately $5,500,000 and $1,045,000 during the current nine and three month respective periods.

    The Company's non-orange packaged juices and drink base product sales decreased approximately $312,000 and $221,000 during the current nine and three month periods compared to the same periods in the prior year. Of these decreases, lower prices of these products accounted for decreases in revenues of approximately $765,000 and $547,000 during the current nine and three month periods. Partially offsetting these price decreases were increases in volume of approximately $453,000 and $326,000 during the current nine and three month respective periods compared to the same periods in the prior year.

    Revenues from the sale of the Company's citrus by-products, including feed, pulp cells, and citrus oils, increased approximately $630,000 and $886,000 during the current nine and three month periods compared to the same periods in the prior year. Of these increases, revenues from by-products increased approximately $626,000 and $377,000 during the current nine and three month periods as a result of higher prices for by-products sold compared to the same periods in the prior year. Additionally, revenues from the sale of by-products increased approximately $4,000 and $509,000 during the current respective nine and three month periods due to increased volume of by-products sold compared to the same periods in the prior year.

     Storage, handling, processing citrus for customers under contract, and other revenues decreased approximately $381,000 and $369,000 during the current nine and three month periods respectively compared to the same periods in the prior year. These decreases were due primarily to decreases in the volume of these services performed compared to the same periods in the prior year.

GROVE MANAGEMENT DIVISION Grove Management Division sales decreased approximately $587,000 and $92,000 for the current nine and three month periods respectively compared to the same periods in the prior year. The principal decrease in revenues of approximately $837,000 and $166,000 during the current nine and three month periods resulted principally from a reduction in harvesting and grove caretaking services performed. However, partially offsetting these decreases were increases during the current nine and three month periods in revenues of approximately $250,000 and $74,000 primarily as a result of increases in the prices of fruit sold to third party packers and processors.


                            GROSS PROFIT

    Gross profit for the current nine and three month periods ended June 30, 1999 increased approximately $6,999,000 and decreased approximately $2,124,000 respectively compared to the same periods in the prior year. The principal increase of approximately $7,014,000 during the current nine month period and the principal decrease of approximately $2,142,000 during the current three month period occurred in the Beverage Division. Gross profit for the Grove Management Division decreased during the current nine month period by approximately $15,000 and increased by approximately $18,000 during the current three month period compared to the same periods in the prior year.

BEVERAGE DIVISION Gross profit of the Beverage Division increased approximately $7,014,000 and decreased approximately $2,142,000 during the current nine and three month respective periods compared to the same periods in the prior year. These changes were the result of numerous offsetting increases and decreases in volumes, prices, costs of production and combinations thereof. The effects of these changes are quantified below.

    Sales of bulk citrus juice products contributed to the increase in gross profit during the current nine month period of approximately $7,812,000 compared to the same period in the prior year. Of this increase approximately $12,634,000 resulted from the previously mentioned increased prices for these products. However, during the current nine month period gross profit decreased approximately $4,822,000 principally as a result of higher costs of raw fruit and concentrate used in the production of bulk citrus juice products. Gross profit from the sale of bulk citrus products decreased approximately $1,451,000 during the current three month period compared to the same period in the prior year. Of this decrease approximately $2,085,000 resulted from higher costs of raw fruit and concentrate. Additionally, decreased volumes of bulk citrus products sold during the current three month period decreased gross profit by approximately $767,000 compared to the same period in the prior year. Partially offsetting these decreases was an increase of approximately $1,401,000 due to the previously mentioned higher prices during the current three month period compared to the same period of the prior year.

    The Company utilizes the FCOJ futures market to hedge fruit inventory, anticipated requirements and sales commitments of FCOJ. The effects of this hedging activity, if any, are reflected in sales or in the cost of inventories and flow through the Consolidated Statements of Operations as the associated products are sold. As of June 30, 1999 the Company held contracts for FCOJ futures with unrealized losses of approximately $545,000 which would have been realized if said positions had been prematurely liquidated on that date. These unrealized losses are based upon the closing market prices of equivalent futures obligations and do not necessarily represent prices at which the Company expects to sell the FCOJ.

    The table below provides information about the Company's FCOJ futures contracts, that are sensitive to changes in commodity prices, specifically FCOJ prices. The table presents the total dollar contract amount by expected maturity dates. Contract amounts are used to calculate the contractual payments of FCOJ to be exchanged under the futures contracts. Contractual cash flows from these derivative financial instruments, if executed at maturity, would be as follows at June 30, 1999:

                                Contractual
                                Cash Flows
                             Inflows/(Outflows)        Maturity Date

FCOJ Futures (Net long)         $(9,797,000)       July - November 1999


    The contractual cash flows from the derivatives are based upon the execution of the underlying futures contracts and do not necessarily represent actual cash flows when the futures contracts mature or otherwise terminate.

   Gross profit on sales of packaged citrus juice products decreased approximately $1,533,000 and $630,000 during the current nine and three month respective periods compared to the same periods in the prior year. Higher costs of production during the current nine and three month periods accounted for decreases in gross profit of approximately $1,999,000 and $1,192,000 respectively. Partially offsetting these decreases during the current nine and three month periods, gross profit increased approximately $466,000 and $562,000 respectively as a result of the previously mentioned higher prices.

    Gross profit from the sale of the Company's non-orange packaged juices and drink base products increased approximately $1,231,000 and $416,000 during the current nine and three month respective periods compared to the same periods in the prior year. Gross profit increased approximately $1,996,000 and $963,000 during the current nine and three month periods as a result of lower costs of production. Partially offsetting these increases were decreases in gross profit of approximately $765,000 and $547,000 during the current nine and three month periods respectively as a result of the previously mentioned price decreases.

   Gross profit from citrus by-products, including feed, pulp cells, and citrus oils, increased approximately $242,000 during the current nine month period and decreased approximately $113,000 during the current three month period. The previously mentioned higher prices for by-products sold during the current nine and three month periods resulted in increases in gross profit of approximately $626,000 and $377,000 during the respective current periods compared to the same periods in the prior year. During the current nine and three month periods higher costs of production for by-products sold resulted in decreases in gross profit of approximately $384,000 and $490,000 respectively.

    Gross profit from storage, handling, and other activities decreased by approximately $388,000 and $364,000 during the current nine and three month periods principally due to a decrease in the volume of these services compared to the same periods in the prior year.

    During the current nine month period gross profit decreased by approximately $350,000 principally as a result of the partial settlement of an insurance claim related to the recovery of operating expenses in the first quarter of the prior year which were incurred as a result of an involuntary conversion of certain inventory. In July 1997, a storm containing strong winds damaged a product storage warehouse and some inventory. The insurance recoveries for these losses were made in fiscal 1998. There was no comparable payment in the current period.

GROVE MANAGEMENT DIVISION Grove Management Division gross profit decreased approximately $15,000 and increased approximately $18,000 during the current nine and three month periods respectively compared to the same periods in the prior year. The primary decreases of approximately $225,000 and $13,000 in gross profit during the current nine and three month periods resulted from the combination of a reduction in the volume of caretaking and harvesting services along with higher costs to provide these services. However, partially offsetting the decrease in the current nine month period was an increase in gross profit of approximately $210,000 resulting from an increase in the price of fruit sold to third party packers and processors. The primary increase of approximately $31,000 in gross profit during the current three month period resulted from an increase in the volume of fruit sold.


            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased approximately $1,016,000 and approximately $395,000 for the current nine and three month periods respectively compared to the same periods in the prior year. Of the increase in the current nine month period, approximately $219,000 was due to an increase in salary and benefit costs, and $797,000 resulted from an increase in other costs. In the current three month period an increase of approximately $78,000 was due to an increase in salary and benefit costs, and an increase of approximately $317,000 resulted from an increase in other costs.


        GAIN/(LOSS) ON DISPOSITION OF PROPERTY AND EQUIPMENT

    The decreased gain on the disposition of property and equipment of approximately $86,000 for the current nine month period ending June 30, 1999 compared to the same period in the prior year was principally due to the gain from insurance proceeds on damage to the product storage warehouse in fiscal year 1998 for where there was no comparable event in the same period of fiscal year 1999. The increased gain on disposition of property and equipment of approximately $36,000 during the current three month period resulted primarily from the disposal of commercial properties not used in citrus production.


                            OTHER EXPENSE

    Other expenses increased approximately $23,000 and $203,000 during the current nine and three month periods respectively as compared to the same periods in the prior year. These increases resulted primarily from increased amortization costs.


                          INTEREST EXPENSE

    Interest expense increased approximately $595,000 and $301,000 during the current nine and three month respective periods compared to the same periods in the prior year. The primary increases of approximately $852,000 and $518,000 for the current nine and three month periods were due to increases in the average outstanding debt. During the current nine and three month periods increases of approximately $84,000 and $60,000 were due to decreases in capitalized interest. Also, during the current nine and three month periods, increases of approximately $51,000 and $17,000 were due to increases in other interest charges. Offsetting these increases
were  decreases  of  approximately  $392,000   and $294,000 for the
current nine and three month periods which resulted from decreases in interest rates.

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

    The Company's ability to generate cash adequate to meet its needs, including the financing of its inventories and trade receivables, has been supported primarily by cash flow from operations and periodic borrowings under its primary $50 million credit facility. This facility is principally secured by substantially all of the Company's current assets. The outstanding balance at June 30, 1999 was approximately $47,140,000. The interest rate is variable based upon the financial institution's cost of funds plus a margin. The terms of the agreement call for repayment of the principal amount in April 2001; accordingly, it is classified as long-term debt. The Company anticipates that the working capital facility will be adequately serviced with cash proceeds from operations.

    Additionally, as of June 30, 1999 the Company had a $10 million short-term capital revolving credit facility. As of June 30, 1999 the outstanding balance on this facility was $3 million. The interest rate on this facility is variable based upon the financial institution's cost of funds plus a margin.

   Current assets increased approximately $20,001,000 as of June 30, 1999 compared to September 30, 1998. The principal component of this was an increase in inventories of approximately $18,448,000 due to the seasonal accumulation of inventories. The Company's accounts receivable balance increased approximately $2,394,000 during the nine months ending June 30, 1999 due principally to increased sales. Additionally, there was a decrease in cash and short-term investments of approximately $491,000. Advances on fruit purchases decreased approximately $879,000 as the Company processed the purchased fruit and collected these advances. Other current assets increased approximately $168,000 and deferred tax assets increased approximately $361,000.

   Current liabilities decreased approximately $2,124,000 during the first nine months of fiscal 1999 compared to September 30, 1998. This decrease was principally due to a decrease of approximately $3,175,000 in accrued expenses associated with fruit purchases. Additionally, there was a decrease in accounts payable and other accrued expenses of approximately $1,898,000. There was also a decrease of $51,000 in the current portion of long-term debt. Offsetting these decreases was a $3,000,000 increase in the note payable.

    At June 30, 1999 the Company's outstanding long-term debt was approximately $75,290,000 including the working capital facility of approximately $47,140,000. In addition current installments of long-term debt were approximately $3,702,000 with the remaining amounts due on various dates over the subsequent nine years. The Company anticipates that amounts due over the next twelve months will be paid out of working capital. At June 30, 1999 the Company was out of compliance with one loan covenant related to its debt to equity ratio. This lender has waived this requirement for a period that,
in   management's  judgment,  will  allow  the  Company  to  achieve compliance  and,  therefore, avoid early  repayment  of  this  loan.

    On July 14, 1999 Ben Hill Griffin, Inc. and Ben Hill Griffin, III, collectively holding the majority interest of 52.4% of the Company's outstanding shares, entered into a letter of intent with Reservoir Capital Group, LLC ("Reservoir") to sell these shares of Orange-co, Inc. to Reservoir.

Also on July 14, 1999, the Company joined in the signing of a non-binding letter of agreement with Ben Hill Griffin, Inc., Ben Hill Griffin, III, and Pasco Acquisitions, Inc. ("Pasco") to sell the processing plant and beverage and food service assets of the Company to Pasco if Reservoir or its affiliates complete the acquisition of the outstanding shares of the Company.

    The Company filed a report on Form 8-K on July 23, 1999 disclosing the aforementioned potential change in control (see Exhibits and Reports on Form 8-K - Item 6) of the Company. Such a change in control would subject substantially all of the Company's outstanding long-term and short-term debt to the call provisions contained in the debt instruments. The Company has entered into discussions with these lenders for the purpose of establishing an orderly transition if the contemplated transactions are completed.

    During the first nine months of the current fiscal year, capital expenditures of approximately $222,000 were made for the installation of new irrigation systems on 2,265 acres of Company-owned groves. Also, costs of caring for newly planted citrus trees in the amount of approximately $1,189,000 were capitalized, and expenditures of approximately $540,000 were made for grove operations equipment. Additionally, expenditures of approximately
$3,101,000 were made during the same period primarily for the purpose of improving the efficiency of the Bartow processing facility.


                      OTHER SIGNIFICANT EVENTS

    In October 1998 the United States Department of agriculture ("USDA") announced a Florida crop estimate of approximately 190,000,000 boxes of round oranges for the 1998-99 season. The final Florida crop of 185,700,000 boxes of round oranges was a significant decrease from the 1997-98 Florida crop of 244,000,000 boxes.

   The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process date fields containing a two-digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

   During the past four fiscal years, the Company has been improving and updating its computer systems to enhance the efficiency of its production, processing, marketing, sales and management systems. It has concurrently addressed the "Year 2000" issue. Management believes that the new systems will be completed in fiscal 1999 and that the Company's systems will then also be in compliance with "Year 2000" issues. While the Company is communicating with certain key suppliers and customers to determine their Year 2000 readiness, there can be no assurance that the failure of such third parties to adequately address their respective Year 2000 issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

                           PART I - ITEM 3
      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


    The Company engages in the use of FCOJ futures and interest rate swaps for other than trading purposes. For information about the market risk associated with FCOJ futures see "Management's Discussion and Analysis - Gross Profit" and "Notes to the Consolidated Financial Statements - Note 3". For information about market risk on the Company's interest rate swap see "Notes to the Consolidated Financial Statements - Note 2".



                     PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                               EXHIBIT
A.  Exhibit No.

       27        Financial Data Schedule (Electronic Filing Only)


B.   Reports on Form 8-K

   On July 14, 1999 the Company issued a press release describing a potential change of control including the elements contained in the related letters of intent. On July 23, 1999 the Company filed a Form 8-K with these letters of intent and the press release attached as exhibits and are incorporated herein by reference.

                              DESCRIPTION

   Exhibit 10.34 Letter of Intent from Reservoir Capital Group, LLC to Ben Hill Griffin, Inc. and Ben Hill Griffin, III, dated July 14, 1999

   Exhibit 10.35 Letter of Intent between Pasco Acquisition, Inc. and Ben Hill Griffin, Inc. and Ben Hill Griffin, III, dated July 14, 1999

   Exhibit 99.4      Press  Release  dated July 15, 1999,  entitled
                    "Orange-co, Inc. Announces Potential Change of
                     Control"

                             SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ORANGE-CO, INC.
                                  (Registrant)

   Date: August 16, 1999          By: /s/ Gene Mooney
                                      ------------------------------------
                                      Gene Mooney
                                      President and
                                      Chief Operating Officer


   Date: August 16, 1999          By: /s/ Dale A. Bruwelheide
                                      ------------------------------------
                                      Dale A. Bruwelheide
                                      Vice President, Chief Financial Officer,
                                      and Principal Accounting Officer